Form 10-Q
period 2014-06-30
Artesanias Corp.
filed 2014-08-14
CIK 1597929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Yes [X]   No [   ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	4,800,000 shares
(Class)	(Outstanding as at August 14, 2014)

ARTESANIAS CORP.

Quarterly Report

Table of Contents

Page

PART I – FINANCIAL INFORMATION 3
Item 1. Financial Statements 3
Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation 11
Item 3. Quantitative and Qualitative Disclosure About Market Risks 13
Item 4T. Controls and Procedures 13
PART II – OTHER INFORMATION 15
Item 1. Legal Proceedings 15
Item 1A. Risk Factors 15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 15
Item 3. Defaults Upon Senior Securities 15
Item 4. Mine Safety Disclosures 15
Item 5. Other Information 15
Item 6. Exhibits and Reports on Form 8-K 16
SIGNATURES 17

PART I – FINANCIAL INFORMATION

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

ARTESANIAS CORP.

(A Development Stage Company)

Condensed Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$34,087	$-
Total current assets	34,087	-

Total assets	$34,087	$-

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$600	$600
Total current liabilities	600	600

Total liabilities	600	600

Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 4,800,000 and 3,000,000 shares issued and outstanding
as of June 30, 2014 and December 31, 2013, respectively	4,800	3,000
Additional paid-in capital	42,200	17,000
Subscriptions receivable	-	(20,000)
Deficit accumulated during development stage	(13,513)	(600)
Total stockholders’ equity	33,487	(600)

Total liabilities and stockholders’ equity	$34,087	$-

See Accompanying Notes to Financial Statements.

ARTESANIAS CORP.

(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

			Inception
	For the three months	For the six months	(December 31, 2013)
	ended	ended	Through
	June 30, 2014	June 30, 2014	June 30, 2014

Revenue	$ -	$ -	$ -

Expenses:
General and administrative expenses	6,058	12,913	13,513
Total expenses	6,058	12,913	13,513

Operating loss	(6,058)	(12,913)	(13,513)

Net loss	$ (6,058)	$ (12,913)	$ (13,513)

Net loss per share-basic	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding - basic	3,560,659	3,281,878

See Accompanying Notes to Financial Statements.

ARTESANIAS CORP.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

		Inception
	For the six months	(December 31, 2013)
	ended	Through
	June 30, 2014	June 30, 2014

Operating Activities
Net loss	$ (12,913)	$ (13,513)
Changes in operating assets and liabilities:
Increase in accounts payable	-	600
Net cash used in operating activities	(12,913)	(12,913)

Financing Activities
Issuances of common stock	27,000	47,000
Stock receivable	-	(20,000)
Receipt of stock receivable	20,000	20,000
Net cash provided by financing activities	47,000	47,000

Net increase/(decrease) in cash	34,087	34,087
Cash – beginning	-	-
Cash – ending	$ 34,087	$ 34,087

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See Accompanying Notes to Financial Statements.

ARTESANIAS CORP.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 1 – Accounting policies and procedures

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2014.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014 and December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

ARTESANIAS CORP.

(A Development Stage Company)

Notes to Financial Statements

(Unaudited)

Note 1 – Accounting policies and procedures (continued)

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2014.

Recent pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 2 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $13,513 as of June 30, 2014. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3 – Stockholders’ equity

The Company is authorized to issue up to 200,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

On December 31, 2013, the Company issued 3,000,000 shares of its $0.001 par value common stock as founders’ shares to an officer and director in exchange for a subscription receivable in the amount of $20,000.  The Company collected cash in the amount of $20,000 in satisfaction of this subscription receivable on January 3, 2014.  As of the date of the financial statements, of which these notes are a part, the balance of the subscription receivable is $0.

During the quarter ended June 30, 2014, the Company sold 1,800,000 shares of its $0.001 par value common stock in a registered public offering for total cash proceeds of $27,000.

As of June 30, 2014, there have been no other issuances of common stock.

Note 5 – Warrants and options

As of June 30, 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 6 – Related Party Transactions

Office space and services are provided without charge by an officer and director of the Company.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

On December 31, 2013, the Company issued 3,000,000 shares of its $0.001 par value common stock as founders’ shares to an officer and director in exchange for a subscription receivable in the amount of $20,000.  The Company collected cash in the amount of $20,000 in satisfaction of this subscription receivable on January 3, 2014.  As of the date of the financial statements, of which these notes are a part, the balance of the subscription receivable is $0.

Note 7 – Subsequent Events

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

We are attempting to build Artesanias into a fully operational company.  We currently have one employee, who is our sole officer and director, who expects to devote approximately 20 hours per week to the development of our business and operations.  We are still in the development stage and have no inventory to sell.

In order to do so and begin generating revenues, we must develop and publish our website.  We reserved our web domain and have engaged a third party to develop our web site.  We expect to operate solely as an online business, whereby our proposed website will be the sole method through which we will realize sales and all of our marketing activities will be conducted via the Internet.  Thus, we believe this site is critical to reaching prospective customers and for generating awareness of our brand.  Until we publish a working version of our website with ecommerce capability, we will be unable to generate brand awareness or effect sales.

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

Operating expenses

We incur various costs and expenses in the execution of our business.  During the quarter ended June 30, 2014, total expenses were $6,058, all of which are attributable to general and administrative expenses.  In the six month period ended June 30, 2014, total expenses were $12,913, consisting solely of general and administrative expenses.  During the period from our inception to June 30, 2014, total operating expenses were $13,513 in general and administrative expenses.

Net loss

In the three and six month periods ended June 30, 2014, we incurred net losses of $6,058 and $12,913, respectively.  Since inception, we incurred a cumulative net loss of $13,513.

Liquidity and capital resources

As of June 30, 2014, we had $34,087 of cash on hand.  Since inception, we have financed all of our cash flow requirements with a sale of common stock to our sole officer and director for $20,000 in cash.  We have also recently sold shares of our common stock in a registered public offering, in the aggregate amount of $27,000.

We do not have any means through which to generate revenues.  Thus, our management expects that we will experience net cash out-flows for at least the next 12 months, given the developmental nature of our business.  We anticipate available cash to permit us to sustain operations for at least the next 12 months.

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

PART II – OTHER INFORMATION

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

ARTESANIAS CORP.
(Registrant)

Signature	Title	Date

/s/ Jose Soto	President and CEO	August 14, 2014
Jose Soto

/s/ Jose Soto	Principal Accounting Officer	August 14, 2014
Jose Soto	Chief Financial Officer