Form 10-Q
period 2014-09-30
Artesanias Corp.
filed 2014-11-14
CIK 1597929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value	4,800,000 shares
(Class)	(Outstanding as at November 14, 2014)

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

ARTESANIAS CORP.

Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
Assets

Current assets:
Cash and cash equivalents	$24,883	$-
Total current assets	24,883	-

Total assets	$24,883	$-

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$700	$600
Total current liabilities	700	600

Total liabilities	700	600

Stockholders’ equity:
Preferred stock, $0.001 par value, 100,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized, 4,800,000 and 3,000,000 shares issued and outstanding
as of September 30, 2014 and December 31, 2013, respectively	4,800	3,000
Additional paid-in capital	42,200	17,000
Subscriptions receivable	-	(20,000)
Deficit accumulated during development stage	(22,817)	(600)
Total stockholders’ equity	24,183	(600)

Total liabilities and stockholders’ equity	$24,883	$-

See Accompanying Notes to Financial Statements.

ARTESANIAS CORP.

Statements of Operations

(unaudited)

	For the three months	For the nine months
	ended	ended
	September 30, 2014	September 30, 2014

Revenue	$ -	$ -

Expenses:
General and administrative expenses	9,304	22,217
Total expenses	9,304	22,217

Operating loss	(9,304)	(22,217)

Net loss	$ (9,304)	$ (22,217)

Net loss per share-basic	$ (0.00)	$ (0.01)

Weighted average number of
common shares outstanding - basic	4,800,000	3,793,480

See Accompanying Notes to Financial Statements.

ARTESANIAS CORP.

Statements of Cash Flows

(unaudited)

For the nine months
ended
September 30, 2014

Operating Activities
Net loss	$(22,217)
Changes in operating assets and liabilities:
Increase in accounts payable	100
Net cash used in operating activities	(22,117)

Financing Activities
Issuances of common stock	27,000
Stock receivable	-
Receipt of stock receivable	20,000
Net cash provided by financing activities	47,000

Net increase/(decrease) in cash	24,883
Cash - beginning	-
Cash - ending	$24,883

SUPPLEMENTAL INFORMATION:
Interest paid	$-
Income taxes paid	$-

See Accompanying Notes to Financial Statements.

ARTESANIAS CORP.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2014.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014 and December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2014.

Recent pronouncements

On June 10, 2014, accounting principles generally accepted in the United States were amended to remove the definition of a development stage entity, thereby removing the financial reporting distinction between development stage entities and other reporting entities.  In addition, the amendments eliminate the requirements for the Company to present inception-to-date information and to label the financial statements as those of a development stage entity.  The amendments are effective for the Company’s financial statements as of December 31, 2015, and interim periods therein; however, early adoption and application of each of the amendments is permitted for any reporting period.  The Company has adopted the amendments and no longer presents inception-to-date information in the statements of operations, statement of changes in stockholders’ deficit and statements of cash flows.  In addition, the financial statements will no longer be labeled as those a development stage entity.

The Company evaluated all other recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 2 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $22,817 as of September 30, 2014. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

As of September 30, 2014, there have been no other issuances of common stock.

Note 5 - Warrants and options

As of September 30, 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 6 - Related Party Transactions

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

Note 7 - Subsequent Events

The Company’s Management has reviewed all material events through the date of this report in accordance with ASC 855-10, and there are no material subsequent events to report.

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

Operating expenses

We incur various costs and expenses in the execution of our business.  During the quarter ended September 30, 2014, total expenses were $9,304, all of which are attributable to general and administrative expenses.  In the nine month period ended September 30, 2014, total expenses were $22,217, consisting solely of general and administrative expenses.

Net loss

In the three and nine month periods ended September 30, 2014, we incurred net losses of $9,304 and $22,217, respectively.

Liquidity and capital resources

As of September 30, 2014, we had $24,883 of cash on hand.  Since inception, we have financed all of our cash flow requirements with a sale of common stock to our sole officer and director for $20,000 in cash.  We have also recently sold shares of our common stock in a registered public offering, in the aggregate amount of $27,000.

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

None.

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

ARTESANIAS CORP.
(Registrant)

Signature	Title	Date

/s/ Jose Soto	President and CEO	November 14, 2014
Jose Soto

/s/ Jose Soto	Principal Accounting Officer	November 14, 2014
Jose Soto	Chief Financial Officer