Form 10-K
period 2014-12-31
Artesanias Corp.
filed 2015-03-31
CIK 1597929

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-193736

ARTESANIAS CORP.
(Exact name of registrant as specified in its charter)

Nevada	46-4412037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2532 Open Range Dr., Fort Worth TX	76177
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (866) 281-1207

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $n/a

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 57,600,000 as of March 23, 2015.

 ARTESANIAS CORP.

PART I

Item 1. Business

We were incorporated in the State of Nevada on December 31, 2013 as Artesanias Corp.  Our original business plan involved distribution of the arts and crafts of the indigenous tribes of Panama via the Internet. On January 20, 2015, we underwent a change in control when our former majority shareholder and sole officer, Jose Soto, sold his controlling interest and resigned after appointing our current CEO and Director, Chitan Mistry, and our current CFO and Director, Lucie Lettelier. Following the change in control, we are no longer pursuing our original business plan. Our new management is currently in the process of reviewing new business opportunities.

Item 1A. Risk Factors

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own or lease any real property.

Item 3. Legal Proceedings

We are not currently involved in any legal or administrative proceedings, and we are not aware of any pending or potential legal or administrative actions.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently eligible to be quoted on the Financial Industry Regulatory Authority’s Over the Counter Bulletin Board (“OTCBB”) and on the electronic quotation system operated by OTC Markets, Inc. under the symbol “AXTR.” At present there is a very limited public market for our common stock. There has been no active public trading of our common stock to date, and, therefore, no high and low bid pricing.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by OTC Markets, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2014
Quarter Ended	High $	Low $
December 31, 2014	$0.0417	$0.0083
September 30, 2014	$n/a	$n/a
June 30, 2014	$n/a	$n/a
March 31, 2014	$n/a	$n/a

As of March 23, 2015, the last trading price of our common stock was $1.05 per share

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Outstanding Options, Warrants or Convertible Debt

We have no outstanding option, warrants or convertible debt.

Holders of Our Common Stock

As of March 23, 2015 there were 57,600,000 shares of our common stock issued and outstanding held by 11 stockholders of record. Our transfer agent is Globex Transfer, LLC, located at 780 Deltona Blvd., Suite 202, Deltona, FL 32725. Their telephone number is (813) 344-4490.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not adopted any policy regarding payment of dividends. We did not declare any dividends in the fiscal year ended December 31, 2014, and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We have not established any equity compensation plans authorizing security issuances.

Recent sales of unregistered securities

None.

Item 6. Selected Financial Data

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations for the Year Ended December 31, 2014

We recorded no revenues for the year ended December 31, 2014, which was our first year of operations.

For the year ending December 31, 2014, total operating expenses were $51,050, consisting entirely of general and administrative expenses.

Liquidity and Capital Resources

At December 31, 2014, we had $6,544 in current assets, consisting entirely of cash and cash equivalents. Our total current liabilities as of December 31, 2014, were $11,194, consisting entirely of accounts payable and accrued expenses. Thus, we had negative working capital of $4,650 as of December 31, 2014. We had no long term liabilities as of December 31, 2014.

Cash Flows from Operating Activities. Operating Activities used $40,456 in cash for the fiscal year ended December 31, 2014.

Cash Flows from Financing Activities. During the year ended December 31, 2014, financing activities provided $47,000 in cash, all from offerings of common stock.

To date, our activities have been financed by offerings of common stock. Our management is currently exploring new business opportunities which may provide us with the ability to generate revenues in the future. Our financing and cash needs going forward will be determined by the nature of new businesses which management determines to pursue. At this time, we do not have any new financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding to pursue a profitable operations in the future.

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred a loss of $51,050 for the fiscal year ended December 31, 2014 and have not yet developed a reliable source of revenue. To date, we have been dependent on funding operations through the sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

At this time, we do not have any accounting policies which we believe meet this definition.

Recently Issued Accounting Pronouncements

Except as set forth below, we do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of December 31, 2014 and 2013
F-3	Statements of Operations for the years ended December 31, 2014 and 2013
F-4	Statement of Stockholders’ Equity (Deficit) as of December 31, 2014
F-5	Statements of Cash Flows for the years ended December 31, 2014 and 2013
F-6	Notes to Financial Statements

 SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the use, in the statement on Form 10K of Artesanias Corp., of our report dated March 23, 2014 on our audit of the financial statements of Artesanias Corp. as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity and cash flows for the two years ended December 31, 2014, and the reference to us under the caption “Experts”.

/s/Seale & Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

March 30, 2015

Artesanias Corp.

Balance Sheet

(Audited)

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$6,544	$—
Total current assets	6,544	—
Total Assets	$6,544	$—
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,194	$600
Total current liabilities	11,194	600
Total liabilities	11,194	600
Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2014 and 2013, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 57,600,000 and 36,000,000 shares issued and outstanding as of December 31, 2014 and 2013, respectively	57,600	36,000
Additional paid-in capital	(10,600)	(16,000)
Subscriptions receivable	—	(20,000)
Accumulated deficit	(51,650)	(600)
Total stockholders' equity	(4,650)	(600)
Total Liabilities and Stockholders' Equity	$6,544	$—

The accompanying notes are an integral part of these unaudited financial statements.

F-2

Artesanias Corp.

Statements of Operations

(Audited)

	For the year ended
	December 31,
	2014	2013
Revenue	$—	$—
Expenses:
General and administrative expenses	51,050	600
Total expenses	51,050	600
Operating loss	(51,050)	(600)
Net loss	$(51,050)	$(600)
Net loss per share - basic	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic	48,566,136	36,000,000

The accompanying notes are an integral part of these unaudited financial statements.

 Artesanias Corp.

Statements of Stockholders' Equity

From Inception (December 31, 2013) to December 31, 2014

(Audited)

			Additional		During	Total
	Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity
December 31, 2013
Founders shares issued for cash $0.00006 per share	36,000,000	$36,000	$(16,000)	$(20,000)	$—	$—
Net loss	—	—	—	—	(600)	(600)
Balance, December 31, 2013	36,000,000	36,000	(16,000)	(20,000)	(600)	(600)
January 3, 2014
Cash received for subscription receivable	—	—	—	20,000	—	20,000
June 10, 2014
Issued for cash $0.0013 per share	21,600,000	21,600	5,400	—	—	27,000
Net loss	—	—	—	—	(51,050)	(51,050)
Balance, December 31, 2014	57,600,000	$57,600	$(10,600)	$—	$(51,650)	$(4,650)

The accompanying notes are an integral part of these unaudited financial statements.

Artesanias Corp.

Statements of Cash Flows

(Audited)

	For the year ended
	December 31,
	2014	2013
Operating activities
Net loss	$(51,050)	$(600)
Changes in operating assets and liabilities:
Increase in accounts payable	10,594	600
Net cash used in operating activities	(40,456)	—
Financing activities
Issuances of common stock	27,000	20,000
Stock receivable	—	(20,000)
Receipt of stock receivable	20,000	—
Net cash provided by financing activities	47,000	—
Net increase (decrease) in cash	6,544	—
Cash - beginning	—	—
Cash - ending	$6,544	$—

The accompanying notes are an integral part of these unaudited financial statements.

Artesanias Corp.

Notes to Financial Statements

(Audited)

Note 1 – History and organization of the company

The Company was organized December 31, 2013 (Date of Inception) under the laws of the State of Nevada, as Artesanias Corp. The Company is authorized to issue up to 200,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

The business of the Company is to source and resell handmade arts and crafts from the indigenous Panamanian peoples via the Internet. The company has limited operations and is considered to be in the development stage. For the period from inception (December 11, 2013) through December 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

Note 2 – Accounting policies and procedures

Basis of Presentation:

The financial statements present the balance sheets, statements of operations, stockholder’s equity and cash flows of the Company. The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Year end

The Company has adopted December 31 as its fiscal year end.

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2014.

Fair value of financial instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and related party payables approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Note 2 – Accounting policies and procedures (continued)

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

Advertising costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses at December 31, 2014.

General and administrative expenses

The significant components of general and administrative expenses consist of bank fees and license and permit fees.

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2014.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Income Taxes

The Company follows FASB ASC 740-10, “Income Taxes” for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2014, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

Note 2 – Accounting policies and procedures (continued)

Income Taxes (continued)

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2014, no income tax expense has been incurred.

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $51,650 as of December 31, 2014. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

 Note 4 – Income Taxes

For the years ended December 31, 2014 and 2013, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2014, the Company had approximately $51,650 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2034. The provision for income taxes consisted of the following components for the year ended December 31:

The components of the Company’s deferred tax asset are as follows:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating loss carry forwards	18,078	210
Valuation allowance	(18,078)	(210)
Total deferred tax assets	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $18,078 and $210, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2014, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

2014 & 2013

Federal statutory tax rate (35.0)%

Permanent difference and other 35.0%

Note 5 – Stockholders’ equity

The Company is authorized to issue up to 200,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

On December 31, 2013, the Company issued 36,000,000 shares of its $0.001 par value common stock as founders’ shares to an officer and director in exchange for a subscription receivable in the amount of $20,000. The Company collected cash in the amount of $20,000 in satisfaction of this subscription receivable on January 3, 2014. As of the date of the financial statements, of which these notes are a part, the balance of the subscription receivable is $0.

During the quarter ended June 30, 2014, the Company sold 21,600,000 shares of its $0.001 par value common stock in a registered public offering for total cash proceeds of $27,000.

As of December 31, 2014, there have been no other issuances of common stock.

Note 6 – Warrants and options

As of December 31, 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 – Related Party Transactions

Office space and services are provided without charge by an officer and director of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

On December 31, 2013, the Company issued 36,000,000 shares of its $0.001 par value common stock as founders’ shares to an officer and director in exchange for a subscription receivable in the amount of $20,000. The Company collected cash in the amount of $20,000 in satisfaction of this subscription receivable on January 3, 2014. As of the date of the financial statements, of which these notes are a part, the balance of the subscription receivable is $0.

Note 8 – Subsequent Events

On February 25, 2015, the Company executed a 12 to 1 forward stock split of issued shares of common stock. The accompanying financial statements have been retrospectively adjusted for all periods presented to reflect the effect of the stock split.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred that require disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2014.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the year ended December 31, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of December 31, 2103.

Management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

There were no changes in our internal control over financial reporting during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of March 23, 2015.

Name	Age	Position(s) and Office(s) Held
Chitan Mistry	38	Chief Executive Officer, President, and Director
Lucie Letellier	54	Chief Financial Officer, Treasurer, Secretary and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Chitan Mistry was appointed our President, Chief Executive Officer and Director on January 21, 2015. Mr. Mistry has over 10 years’ experience working on multiple IT projects with a logical and technical approach. From October 2012 to the present, he has been a Senior Project Manager at Hewlett Packard Canada, where he manages networks and infrastructure projects for the Canadian Imperial Bank of Commerce (CIBC). From March of 2012 to May of 2012, he served as a Senior Project Control Officer for Toronto Dominion Bank. From July 2011 to March of 2012, Mr. Mistry served as a Senior Program Control Officer and Project Manager for Transamerica Life Canada. Mr. Mistry has also served in IT project management positions at CIBC, Toronto Dominion Bank, Rogers Communications, Inc., IBM, and Pitney Bowes. Mr. Mistry earned a B.A. with honors in Business Information Technology from Coventry University and he holds various additional technical certifications.

Lucie Letellier was appointed our Chief Financial Officer, Secretary, Treasurer, and Director on January 21, 2015. Ms. Letellier is a financial professional with specialization in finance and accounting. From 2005 to 2009, she was the CFO of Paramount Gold and Silver Corp. (NYSE/TSX: PZG), where she contributed to the development of the company from a private enterprise through private capital raising and two public listings, overseeing $30 million in equity financing. Her work experience also includes credit and loan officer and controller for private enterprises. Ms. Letellier has 25 years of experience as a senior accountant in the office of a Chartered Professional Accountant. Her skills include financial reporting, tax compliance, corporate governance and continuous disclosure requirements.

Directors

The Company’s Bylaws provide that our number of directors shall be determined by resolution of the board of directors. We currently have two (2) directors

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Other Key Personnel

Other than our officers and directors, we currently have no other significant employees.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of Office

Our Directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees of the Board

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K.

Compensation Committee

We do not have a separately-designated standing compensation committee. The entire Board of Directors performs the functions of a compensation committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by a compensation committee.

Code of Ethics

As of December 31, 2014, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We presently do not have employment or compensation agreements with any of our named executive officers and have not established any overall system of executive compensation or any fixed policies regarding compensation of executive officers.  We are currently in the process of developing a compensation system, to include both cash and the issuance of stock, for our executive officers

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2014, and 2013:

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years ended December 31, 2014 and 2013, for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[3]	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chitan Mistry, CEO, President, and Director	2014 2013	$n/a $n/a	n/a n/a	n/a n/a	$n/a $n/a	n/a n/a	n/a n/a	n/a n/a	$n/a $n/a
Lucie Letellier, CFO, Treasurer, Secretary and Director	2014 2013	$n/a $n/a	n/a n/a	n/a n/a	$n/a $n/a	n/a n/a	n/a n/a	n/a n/a	$n/a $n/a
Jose Soto, former officer	2014 2013	$0 $0	0 0	0 0	$0 $0	0 0	0 0	0 0	$0 $0

Narrative Disclosure to the Summary Compensation Table

During the fiscal years ended December 31, 2014 and December 31, 2013, we did not pay any compensation to our executive officers.

Stock Option Grants

We have not granted any stock options to the executive officers since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Chitan Mistry, CEO, President, and Director	—	—	—	—	—	—	—	—	—
Lucie Letellier, CFO, Treasurer, Secretary and Director	—	—	—	—	—	—	—	—	—
Jose Soto, former officer	—	—	—	—	—	—	—	—	—

Director Compensation

The table below summarizes all compensation of our directors as of the fiscal year ended December 31, 2014.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chitan Mistry	—	—	—	—	—	—	—
Lucie Letellier	—	—	—	—	—	—	—
Jose Soto, former director	—	—	—	—	—	—	—

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their service as members of the Board of Directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of March 23, 2015, the number of shares of common stock of our Company that are beneficially owned. The percentages below are calculated based on 57,600,000 shares of our common stock issued and outstanding as of March 23, 2015. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Name and address of beneficial owner(1)	Title of Class	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
Chitan Mistry 2532 Open Range Dr. Fort Worth TX 76177	Common	0	0%
Lucie Letellier 2532 Open Range Dr. Fort Worth TX 76177	Common	0	0%
Total of All Directors and Executive Officers:	Common	0	0%
Other More Than 5% Beneficial Owners:
Matthew Harrington 1568 Merivale Rd., Ste. 314 Ottawa, ON K2G 5Y7 Canada	Common	36,000,000	62.5%

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

1. On December 31, 2013, we issued a total of 3,000,000 shares of $0.001 par value common stock to Jose Soto, founder and former sole officer and former sole director, for a total amount of $20,000 in cash.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not believe that we currently have any independent directors.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014	$4,500	$7,000	$0	$23
2013	$2,500	$0	$0	$23

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registration Statement on Form S-1 filed February 4, 2014

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Artesanias Corp.

By: /s/ Chitan Mistry Chitan Mistry

Chief Executive Officer, Principal Executive Officer, and Director
Date: March 31, 2015

By: /s/ Lucie Letellier Lucie Letellier

Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director
Date: March 31, 2015

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Chitan Mistry Chitan Mistry

Chief Executive Officer, Principal Executive Officer, and Director
Date: March 31, 2015

By: /s/ Lucie Letellier Lucie Letellier

Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director
Date: March 31, 2015

