Form 10-Q
period 2015-03-31
Artesanias Corp.
filed 2015-05-15
CIK 1597929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-193736

Artesanias Corp.

(Exact name of registrant as specified in its charter)

Nevada	46-4412037
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2532 Open Range Dr., Fort Worth TX 76177
(Address of principal executive offices)

(866) 281-1207
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,600,000 common shares as of May 13, 2015.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2015 and December 31, 2014 (unaudited);
F-2	Condensed Statements of Operations for the three months ended March 31, 2015 and 2014 (unaudited);
F-3	Condensed Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited);
F-4	Notes to Condensed Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

Artesanias Corp.

Balance Sheet

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$21	$6,544
Total current assets	21	6,544
Total Assets	$21	$6,544
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$29,943	$11,194
Total current liabilities	29,943	11,194
Total liabilities	29,943	11,194
Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 57,600,000 and 57,600,000 shares issued and outstanding as of March 31, 2015 and 2014, respectively	57,600	57,600
Additional paid-in capital	(10,600)	(10,600)
Accumulated deficit	(76,922)	(51,650)
Total stockholders' equity	(29,922)	(4,650)
Total Liabilities and Stockholders' Equity	$21	$6,544

On February 25, 2015, the Company effectuated a 12/1 forward stock split. Shares have been retroactively restated.

Artesanias Corp.

Statements of Operations

(Unaudited)

	For the three months ended
	March 31,
	2015	2014
Revenue	$—	$—
Expenses
General and administrative expenses	25,272	6,855
Total expenses	25,272	6,855
Operating loss	(25,272)	(6,855)
Net loss	$(25,272)	$(6,855)
Net loss per share - basic	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic	57,600,000	36,000,000

On February 25, 2015, the Company effectuated a 12/1 forward stock split. Shares have been retroactively restated.

Artesanias Corp.

Statements of Cash Flows

(Unaudited)

	For the year three months ended
	March 31,
	2015	2014
Operating activities
Net loss	$(25,272)	$(6,855)
Changes in operating assets and liabilities:
Increase in accounts payable	18,749	2,773
Net cash used in operating activities	(6,523)	(4,082)
Financing activities
Issuances of common stock	—	—
Stock receivable	—	—
Receipt of stock receivable	—	20,000
Net cash provided by financing activities	—	20,000
Net increase (decrease) in cash	(6,523)	15,918
Cash - beginning	6,544	—
Cash - ending	$21	$15,918

Artesanias Corp.

Notes to Financial Statements

(Unaudited)

Note 1 – History and organization of the company

The Company was organized December 31, 2013 (Date of Inception) under the laws of the State of Nevada, as Artesanias Corp. The Company is authorized to issue up to 200,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

The business of the Company is to source and resell handmade arts and crafts from the indigenous Panamanian peoples via the Internet. The company has limited operations and is considered to be in the development stage. For the period from inception (December 11, 2013) through March 31, 2015, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

Note 2 – Accounting policies and procedures

Basis of Presentation

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

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2015.

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

Advertising costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses at March 31, 2015.

General and administrative expenses

The significant components of general and administrative expenses consist of bank fees and license and permit fees.

Loss per share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2015.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of March 31, 2015, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

Note 2 – Accounting policies and procedures (continued)

Income Taxes (continued)

The Company classifies tax-related penalties and net interest as income tax expense. As of Mach 31, 2015, no income tax expense has been incurred.

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

Note 3 - Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $76,922 as of March 31, 2015. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

 Note 4 – Income taxes

For the period ended March 31, 2015 and 2014, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2015, the Company had approximately $76,922 of federal net operating losses, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2034. The provision for income taxes consisted of the following components for the period ended March 31:

The components of the Company’s deferred tax asset are as follows:

	March 31, 2015	March 31, 2014
Deferred tax assets:
Net operating loss carry forwards	26,923	2,306
Valuation allowance	(26,923)	(2,306)
Total deferred tax assets	$—	$—

The valuation allowance for deferred tax assets as of March 31, 2015 and 2014 was $26,923 and $2,306, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2015, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31:

2015 & 2014

Federal statutory tax rate (35.0) %

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

Note 6 – Warrants and options

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We were incorporated in the State of Nevada on December 31, 2013 as Artesanias Corp.  Our original business plan involved distribution of the arts and crafts of the indigenous tribes of Panama via the Internet. On January 20, 2015, we underwent a change in control when our former majority shareholder and sole officer, Jose Soto, sold his controlling interest and resigned after appointing our current CEO and Director, Chitan Mistry, and our current CFO and Director, Lucie Lettelier. Following the change in control, we are no longer pursuing our original business plan. Our new management is currently in the process of reviewing new business opportunities. Going forward, we plan to develop a business that provides marketing, monetization, and support services for the companies in gaming and mobile application markets. Additional disclosures will be made as our plans and intended business operations develop.

Significant Equipment

We do not intend to purchase any additional significant equipment for the next twelve months.

Results of Operations for the three months ended March 31, 2015 and 2014.

We have not earned any revenues since our inception. We incurred expenses and a net loss in the amount of $25,272 for the three months ended March 31, 2015. Our expenses during the quarter consisted entirely of general and administrative expenses. By comparison, we incurred expenses and a net loss in the amount of $6,855 for the three months ended March 31, 2014. Our expenses during the three months ended March 31, 2014 also consisted entirely of general and administrative expenses. We anticipate our operating expenses will increase as we move toward developing active business operations.

Liquidity and Capital Resources

As of March 31, 2015, we had current assets in the amount of $21, consisting entirely of cash. Our current liabilities as of March 31, 2015 were $29,943, consisting entirely of accounts payable and accrued liabilities. Thus, we had a working capital deficit of $29,924 as of March 31, 2015.

Our ability to continue operations and develop an active business will be contingent upon us obtaining additional financing through the issuance of debt or equity. The debt and/or equity financing arrangements available to us, if any, may be insufficient to fund significant capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

4

Going Concern

As discussed in the notes to our financial statements, we have no established source of revenue.  This has raised substantial doubt for our auditors about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by equity financing.  Management continues to seek funding from its shareholders and other qualified investors.

Off Balance Sheet Arrangements

As of March 31, 2015, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Currently, we do not believe that any accounting policies fit this definition.

Recently Issued Accounting Pronouncements

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

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

5

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2015.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

6

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artesanias Corp.

Date:	May 15, 2015

By:	/s/ Chritan Mistry Chitan Mistry
Title:	Chief Executive Officer and Director

Date:	May 15, 2015

By:	/s/ Lucie Letellier Lucie Letellier
Title:	Chief Financial Officer and Director

8