Form 10-Q
period 2015-06-30
SocialPlay USA, Inc.
filed 2015-08-19
CIK 1597929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-193736

SocialPlay USA, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,720,000 common shares as of August 19, 2015.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014 (audited);
F-2	Condensed Statements of Operations for the Three and Six Months ended June 30, 2015 and 2014 (unaudited);
F-3	Condensed Statements of Cash Flows for the Six Months ended June 30, 2015 and 2014 (unaudited);
F-4	Notes to Condensed Financial Statements.

3

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Condensed Balance Sheets

As of June 30, 2015 (unaudited) and December 31, 2014 (audited)

(Expressed in United States Dollars)

	June 30,	December 31,
	2015	2014
	$	$
Current assets
Cash	77	6,544
Prepaid expenses	71,532	—
Total assets	71,609	6,544

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	216,680	11,194
Convertible promissory notes [note 5]	7,025	—
Derivative liabilities [note 6]	307,567	—
Total liabilities	531,272	11,194

Stockholders' deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively [note 7]	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 11,520,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014 [note 7]	11,520	11,520
Shares to be issued [note 7]	200	—
Additional paid-in capital	545,280	35,480
Accumulated deficit	(1,016,663)	(51,650)
Total stockholders' deficiency	(459,663)	(4,650)
Total liabilities and stockholders' deficiency	71,609	6,544

On July 27, 2015, the Company effectuated a 1 for 5 reverse stock split. Shares have been retroactively restated.

See accompanying notes

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Condensed Statements of Operations

For the Three and Six Months ended June 30, 2015 and 2014 (unaudited)

(Expressed in United States Dollars)

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2015	2014	2015	2014
	$	$	$	$
REVENUE	—	—	—	—

EXPENSES
Legal and professional fees	23,503	3,773	45,113	5,273
Advertising and promotion	54,473	—	54,473	—
Consulting fees - Investor relations	18,968	—	18,968	—
Transfer agent fees	1,750	682	4,390	1,362
Directors' fees	15,000	—	15,775	—
Other operating expenses	12,800	1,603	12,800	6,278
Total operating expenses	126,494	6,058	151,519	12,913

Interest and bank charges	7,879	—	8,127	—
Day-one derivative loss [note 5 and 6]	252,683	—	252,683	—
Licensing fees [note 4]	630,000	—	630,000	—
Change in fair value of derivatives [note 5 and 6]	(77,316)	—	(77,316)	—
Net loss for the year before income taxes	939,740	6,058	965,013	12,913

Income taxes	—	—	—	—
Net and comprehensive loss for the period	(939,740)	(6,058)	(965,013)	(12,913)

Loss per share, basic and diluted	(0.0815)	(0.0085)	(0.0837)	(0.0197)

Weighted average number of common shares outstanding	11,520,000	712,132	11,520,000	656,376

See accompanying notes

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Condensed Statements of Cash Flows

For the Six Months ended June 30, 2015 and 2014 (unaudited)

(Expressed in United States Dollars)

	Six months	Six months
	ended June 30,	ended June 30,
	2015	2014
	$	$
OPERATING ACTIVITIES
Net loss for the period	(965,013)	(12,913)

Interest expense - accretion of convertible notes	7,025	—
Day-one derivative loss	252,683	—
Licensing fees	630,000	—
Change in fair value of derivatives	(77,316)	—

Net change in non-cash working capital balances:
Prepaid expenses	(71,532)	—
Accounts payable and accrued liabilities	95,486	—
Cash used in operating activities	(128,667)	(12,913)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	27,000
Proceeds from stock receivable	—	20,000
Proceeds from issuance of convertible promissory notes	132,200	—
Cash provided by financing activities	132,200	47,000

Net (decrease) increase in cash during the year	(6,467)	34,087
Cash, beginning of the period	6,544	—
Cash, end of period	77	34,087

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	—	—
Cash paid for interest	—	—

See accompanying notes

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of June 30, 2015 (unaudited)

(Expressed in United States Dollars)

Note 1 – History and Organization of the Company

The Company was incorporated on December 31, 2013 (Date of Inception) under the laws of the State of Nevada, as Artesanias Corp. (the “ Company”). On June 12, 2015, the Board of Directors of the Company changed the name from Artesanias Corp. to SocialPlay USA, Inc. to reflect the current business focus of the Organization. The Company plans to develop a business that provides marketing, monetization, and support services for the companies in gaming and mobile application markets.

The company has limited operations and is considered to be in the development stage.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2015 or for any other interim period. The unaudited condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2014.

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

Cash and Cash Equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2015.

Loss Per Share

Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no dilutive common stock equivalents, such as stock options or warrants as of June 30, 2015.

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of June 30, 2015 (unaudited)

(Expressed in United States Dollars)

Note 2 – Summary of Significant Accounting Policies (continued)

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued liabilities approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

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

Advertising Costs

The Company expenses all costs of advertising as incurred.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of June 30, 2015, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of June 30, 2015 (unaudited)

(Expressed in United States Dollars)

Note 2 – Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of June 30, 2015, no income tax expense has been incurred.

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Valuation of Derivatives

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments (the Convertible Notes), in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

The derivative liabilities result in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes. This derivative liability is marked-to-market each quarter with the change in fair value recorded in the income statement. Unamortized discount is amortized to interest expense using the effective interest method over the life of the Convertible Note. If the Note is converted or the warrants are exercised, the derivative liability is released and recorded as additional paid in capital.

Prepaid Licensing Fees

Prepaid licensing fees paid to licensors are capitalized when technological feasibility is achieved, and amortized on a straight-line basis over the shorter of the estimated useful economic life or license period.

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of June 30, 2015 (unaudited)

(Expressed in United States Dollars)

Note 2 – Summary of Significant Accounting Policies (continued)

Recent pronouncements

On May 28, 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact of this accounting standard.

On August 27, 2014, the FASB issued a new financial accounting standard on going concern, Update 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The Company is currently evaluating the impact of this accounting standard.

On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this Update apply to all companies. They become effective for public business entities in the annual period ending after December 15, 2015, and interim periods within those fiscal years, with early application permitted. The Company is currently evaluating the impact of this accounting standard.

All other recent pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the condensed financial statements of the Company.

Note 3 - Going Concern

The Company’s condensed financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $1,016,663 and a working capital deficit of $459,663 as of June 30, 2015. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of June 30, 2015 (unaudited)

(Expressed in United States Dollars)

Note 4 – Prepaid Licensing Fees

Pursuant to Exclusive License Agreement dated May 21, 2015 with a third party, the Company acquired an exclusive license to develop, market and sell products and services based upon any and all intellectual property. The initial term of this Agreement is five years. This Agreement may be renewed for an additional five year term upon written notice to be given by the Company no later than thirty days prior to the expiration of the initial term. In consideration for the license granted hereunder, the Company shall issue to the third party 1,000,000 (200,000 after reverse split) shares of common stock. In addition, the Company shall issue 1,000,000 (200,000 after reverse split) shares of common stock on or before each anniversary of this Agreement for so long as it shall remain in effect. The Company also agreed to make payments totaling $120,000 to the third party through an agreed payment schedule.

As technological feasibility has not yet been achieved, the Company has recognized as expense the total consideration due of $630,000, $120,000 being payable in cash and $510,000 in the form of 1,000,000 (200,000 after reverse split) shares of common stock to be issued valued at the market price of $0.51 per share.

Note 5 – Convertible Promissory Notes

June 30, 2015
$

Face value of the convertible promissory notes	132,200
Discount recognized	(132,200)
Accretion of convertible promissory notes	7,025
Accreted value as at June 30, 2015	7,025

The embedded conversion features and reset feature in the notes were accounted for as a derivative liability based on FASB guidance (also refer note 6).

The details of the convertible promissory notes issued are as follows:

Issue Date	Maturity Date	Note Amount	Interest Rate	Variable Conversion Rate
		$	Per Annum
June 9, 2015	June 9, 2016	28,000	10%	60% of 3 lows out of 10 trading days
June 10, 2015	June 10, 2016	60,000	10%	60% of 3 lows out of 10 trading days
June 11, 2015	June 11, 2016	30,000	10%	60% of 3 lows out of 10 trading days
June 15, 2015	June 15, 2016	14,200	10%	60% of 3 lows out of 10 trading days
		132,200

Interest expense for the three months ended June 30, 2015 recognized on these convertible promissory notes amounts to $704, included in interest and bank charges in the statements of operations.

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of June 30, 2015 (unaudited)

(Expressed in United States Dollars)

Note 6 – Derivative Liabilities

In connection with the issuance of convertible promissory notes as detailed in note 5 to the condensed financial statements, the Company may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The Company's derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option.

The following table summarizes the convertible debt derivative activity for the period March 31, 2015 to June 30, 2015:

Description	Convertible Notes
Fair value at March 31, 2015	$—
Change due to Debt Issuance	384,883
Change in Fair Value	(77,316)
Fair value at June 30, 2015	$307,567

The lattice methodology was used to value the convertible notes issued, with the following assumptions.

Assumptions	June 30, 2015
Dividend yield	0.00%
Risk-free rate for term	0.28%
Volatility	381%
Maturity dates	0.94-0.96 years
Stock Price	1.35

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of June 30, 2015 (unaudited)

(Expressed in United States Dollars)

Note 7 – Stockholders’ Deficiency

Authorized:

The Company is authorized to issue up to 200,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

Issued and outstanding:

On February 25, 2015, the Company executed a 12 for 1 forward stock split of issued shares of common stock. Further, on July 27, 2015, the Company effectuated a 1 for 5 reverse stock split. The accompanying condensed financial statements have been retrospectively adjusted for all periods presented to reflect the effect of the stock split.

As at June 30, 2015 and December 31, 2014, there were 11,520,000 (after stock split) shares of common stock issued out of the authorized 200,000,000 common shares.

Shares to be issued:

The Company has agreed to issue 1,000,000 (200,000 after reverse split) shares of common stock pursuant to Exclusive License Agreement dated May 21, 2015 as explained in note 4 to the condensed financial statements. These shares were issued subsequent to June 30, 2015.

Note 8 – Commitments

The Company has committed to issue 1,000,000 (200,000 after reverse split) shares of common stock on or before each anniversary pursuant to Exclusive License Agreement dated May 21, 2015 as explained in note 4 to the condensed financial statements.

Note 9 – Related Party Transactions

Office space and services are provided without charge by an officer and director of the Company. Such costs are not significant to the condensed financial statements and, accordingly, have not been reflected therein.

Other than disclosed elsewhere in the condensed financial statements, the only related party transaction during the three months ended June 30, 2015 is directors’ fees of $15,000.

Note 10 – Subsequent Events

The Company’s management has evaluated subsequent events up to August 19, 2015, the date the condensed financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined the following subsequent events to report:

On July 1, 2015, the Company issued a convertible promissory note of $35,000. The note matures on July 1, 2016, carries interest at 10% per annum and is convertible into shares at a price determined based on 60% of 3 lows out of 10 trading days.

On July 11, 2015, the Company issued a convertible promissory note of $17,980. The note matures on July 11, 2016, carries interest at 10% per annum and is convertible into shares at a price determined based on 60% of 3 lows out of 10 trading days.

On August 17, 2015, the Company issued another convertible promissory note of $28,000. The note matures on August 17, 2016, carries interest at 10% per annum and is convertible into shares at a price determined based on 60% of 3 lows out of 10 trading days.

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

On April 27, 2015, we entered into an Exclusive License Agreement (the “Agreement”) with Social Play, Inc. (“Social Play”). Under the Agreement, we have been granted the exclusive rights within the U.S. and Canada to develop, market and sell products and services based upon Social Play’s patent-pending “SP Cloud Goods” system. SP Cloud Goods is cloud-based game hosting and management system where video game developers can add and remove virtual goods from the game, manage players, manage virtual store pricing, and view vital game and player statistics.  Using this system, game developers can affect their games in real-time, without the need to rebuild or republish the game. The SP Cloud Goods intellectual property also includes a system for game developers to collect payments for virtual goods sold to players in their games, as well as a marketplace component that will allow advertisers and game developers to choose where, when, and how advertisements are placed in games. The system will also facilitate the transfer of funds from advertisers to game developers.

The Agreement runs for an initial term of five (5) years, with an optional extension for an additional five years. In consideration for the license, we agreed to issue Social Play one million (1,000,000) shares of common stock and an additional one million shares on each anniversary of the Agreement for so long as it is in effect. Further, we agreed to make cash payments to Social Play in the total amount of $120,000, payable in monthly payments of not less than $20,000 until paid in full.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations for the three and six months ended June 30, 2015 and 2014.

We have not earned any revenues since our inception. We incurred expenses and a net loss in the amount of $939,740 for the three months ended June 30, 2015 as compared to expense and net loss in the amount of $6,058 for the three months ended June 30, 2014. Our expenses during the current quarter mainly consisted of day one derivative loss on convertible promissory notes of $252,683 (Three months ended June 30, 2014: $0), licensing fees of $630,000 (Three months ended June 30, 2014: $0), legal and professional fees of $23,503 (Three months ended June 30, 2014: $3,773), advertising and promotion of $54,473 (Three months ended June 30, 2014: $0), consulting fees in connection with investor relations of $18,968 (Three months ended June 30, 2014: $0) and directors’ fees of $15,000 (Three months ended June 30, 2014: $0).

We incurred expenses and a net loss in the amount of $965,013 for the six months ended June 30, 2015 as compared to expense and net loss in the amount of $12,913 for the six months ended June 30, 2014. Our expenses during the current six month period mainly consisted of day one derivative loss on convertible promissory notes of $252,683 (Six months ended June 30, 2014: $0), licensing fees of $630,000 (Six months ended June 30, 2014: $0), legal and professional fees of $45,113 (Six months ended June 30, 2014: $5,273), advertising and promotion of $54,473 (Six months ended June 30, 2014: $0), consulting fees in connection with investor relations of $18,968 (Six months ended June 30, 2014: $0) and directors’ fees of $15,775 (Six months ended June 30, 2014: $0).

Our results of operations for the three and six months ended June 30, 2015 relate to the development of our current business, while the results of operations for the same periods last year relate to our former business which was abandoned in January of 2015. We anticipate our operating expenses will increase as we move toward developing more active operations in our current line of business.

Liquidity and Capital Resources

As of June 30, 2015, we have current assets in the amount of $71,609, consisting of prepaid expenses of $71,532 and cash $77. Our current liabilities as of June 30, 2015 were $531,272, mainly consisting of accounts payable and accrued liabilities of $216,680 and derivative liabilities of $307,567. Thus, we had a working capital deficit of $459,663 as of June 30, 2015.

In recent months, we have relied upon financing in the form of Convertible Promissory Notes (the “Notes”) from CMGT, Inc. (“CMGT”). Each of the Notes bears interest at a rate of ten percent (10%) per year, with the principal and accrued interest being due one year from the date of issue. We may prepay the Notes in whole or in part without penalty. The Notes are convertible at a price equal to sixty percent (60%) of the market price for our common stock, which is defined as the average of the lowest three closing bid prices for our common stock in the ten trading days preceding the conversion. The conversion price of the Notes is also subject to adjustment in the event of certain stock issuances which are lower than the conversion price otherwise in effect at the time of the conversion. In addition, CMGT’s right to convert is limited such that no conversion can be made which would result in CMGT or its affiliates owning more than 4.99% of our issued and outstanding common stock following the conversion. This limit may be waived at CMGT option with 61 days’ prior notice.

As of the date of this Quarterly Report, we have the following Notes issued and outstanding to CMGT:

Issue Date	Maturity Date	Note Amount $
June 9, 2015	June 9, 2016	28,000
June 10, 2015	June 10, 2016	60,000
June 11, 2015	June 11, 2016	30,000
June 15, 2015	June 15, 2016	14,200
July 1, 2015	July 1, 2016	35,000
July 11, 2015	July 11, 2016	17,980
August 14, 2015	August 14, 2016	28,000
		213,180

Our ability to continue operations and to develop our planned business will be contingent upon us obtaining additional financing through the issuance of debt or equity. The debt and/or equity financing arrangements available to us, if any, may be insufficient to fund significant capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

As discussed in the notes to our financial statements, we have no established source of revenue.  This has raised substantial doubt for our auditors about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by debt and equity financing.  Management continues to seek funding from its shareholders and other qualified investors.

Off Balance Sheet Arrangements

As of June 30, 2015, there were no off balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact of this accounting standard.

On August 27, 2014, the FASB issued a new financial accounting standard on going concern, Update 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The amendments in this Update apply to all companies. They become effective in the annual period ending after December 15, 2016, with early application permitted. The Company is currently evaluating the impact of this accounting standard.

On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this Update apply to all companies. They become effective for public business entities in the annual period ending after December 15, 2015, and interim periods within those fiscal years, with early application permitted. The Company is currently evaluating the impact of this accounting standard.

All other recent pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the condensed financial statements of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being June 30, 2015.  This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective in giving us reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Principal Executive and Principal Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. This conclusion was based on the existence of significant deficiencies in our internal control over financial reporting mainly due to lack of resources and number of employees.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management Report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting and identified significant deficiencies in internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over the financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.  We not believe that we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with financial advisors to document the existing financial processes, risk assessment and internal controls systematically as soon as resources are available. To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls appropriate to a business of its size and scale as our financial position and capital availability improves.

Although we have not identified any material weaknesses with our financial reporting or any other significant deficiencies with our internal controls, no assurances can be given that there are no such material weaknesses or significant deficiencies existing.

Changes in internal control over financial reporting.

There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarters and have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The details of the convertible promissory notes issued during the three months ended June 30, 2015 are as follows:

Issue Date	Maturity Date	Note Amount	Interest Rate	Variable Conversion Rate
		$	Per Annum
June 9, 2015	June 9, 2016	28,000	10%	60% of 3 lows out of 10 trading days
June 10, 2015	June 10, 2016	60,000	10%	60% of 3 lows out of 10 trading days
June 11, 2015	June 11, 2016	30,000	10%	60% of 3 lows out of 10 trading days
June 15, 2015	June 15, 2016	14,200	10%	60% of 3 lows out of 10 trading days
		132,200

Further, the Company issued following convertible notes subsequent to period end:

On July 1, 2015, the Company issued a convertible promissory note of $35,000. The note matures on July 1, 2016, carries interest at 10% per annum and is convertible into shares at a price determined based on 60% of 3 lows out of 10 trading days.

On July 11, 2015, the Company issued a convertible promissory note of $17,980. The note matures on July 11, 2016, carries interest at 10% per annum and is convertible into shares at a price determined based on 60% of 3 lows out of 10 trading days.

On August 17, 2015, the Company issued another convertible promissory note of $28,000. The note matures on August 17, 2016, carries interest at 10% per annum and is convertible into shares at a price determined based on 60% of 3 lows out of 10 trading days.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SocialPlay USA, Inc.

Date:	August 19, 2015

By:	/s/ Chitan Mistry Chitan Mistry
Title:	Chief Executive Officer and Director

Date:	August 19, 2015

By:	/s/ Lucie Letellier Lucie Letellier
Title:	Chief Financial Officer and Director

