Form 10-Q
period 2015-09-30
SocialPlay USA, Inc.
filed 2015-12-16
CIK 1597929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,720,000 common shares as of December 16, 2015.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014 (audited);
F-2	Condensed Statements of Operations for the Three and Nine Months ended September 30, 2015 and 2014 (unaudited);
F-3	Condensed Statements of Cash Flows for the Nine Months ended September 30, 2015 and 2014 (unaudited);
F-4	Notes to Condensed Financial Statements.

3

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Condensed Balance Sheets

As of September 30, 2015 (unaudited) and December 31, 2014 (audited)

(Expressed in United States Dollars)

	September 30,	December 31,
	2015	2014
	$	$
Current assets
Cash	97	6,544
Prepaid expenses	59,032	—
Total assets	59,129	6,544

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	254,070	11,194
Convertible promissory notes [note 5]	26,722	—
Derivative liabilities [note 6]	163,211	—
Total liabilities	444,003	11,194

Stockholders' deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively [note 7]	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 11,720,000 and 11,520,000 common shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively [note 7]	11,720	11,520
Additional paid-in capital	545,280	35,480
Accumulated deficit	(941,874)	(51,650)
Total stockholders' deficiency	(384,874)	(4,650)
Total liabilities and stockholders' deficiency	59,129	6,544

Commitments [note 8]

On July 27, 2015, the Company effectuated a 1 for 5 reverse stock split. Shares have been retroactively restated.

See accompanying notes

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Condensed Statements of Operations

For the Three and Nine Months ended September 30, 2015 and 2014 (unaudited)

(Expressed in United States Dollars)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
	$	$	$	$
REVENUE	—	—	—	—

EXPENSES
Legal and professional fees	18,585	1,500	63,697	8,884
Advertising and promotion	2,000	—	56,473	—
Consulting fees - Investor relations	34,500	1,500	53,468	5,500
Transfer agent fees	940	1,240	5,330	6,240
Directors' fees and other charges	65,000	—	80,775	—
Other operating expenses	4,497	5,064	17,297	1,593
Total operating expenses	125,522	9,304	277,040	22,217

Interest and bank charges	17,295	—	25,422	—
Day-one derivative loss [note 5 and 6]	—	—	252,683	—
Licensing fees [note 4]	—	—	630,000	—
Change in fair value of derivatives [note 5 and 6]	(217,605)	—	(294,921)	—
(Income) loss before income taxes	(74,788)	9,304	890,224	22,217

Income taxes	—	—	—	—
Net income (loss) for the period	74,788	(9,304)	(890,224)	(22,217)

Earnings (loss) per share, basic and diluted	0.0064	(0.0008)	(0.0760)	(0.0024)

Weighted average number of common shares outstanding	11,720,000	11,520,000	11,720,000	9,104,352

See accompanying notes

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Condensed Statements of Cash Flows

For the Nine Months ended September 30, 2015 and 2014 (unaudited)

(Expressed in United States Dollars)

	Nine months	Nine months
	Ended	Ended
	September 30,	September 30,
	2015	2014
	$	$
OPERATING ACTIVITIES
Net loss for the period	(890,224)	(22,217)

Interest expense - accretion of convertible notes	18,991	—
Day-one derivative loss	252,683	—
License fees	630,000	—
Change in fair value of derivatives	(294,921)	—

Net change in non-cash working capital balances:
Prepaid expenses	(59,032)	—
Accounts payable and accrued liabilities	159,809	100
Cash used in operating activities	(182,694)	(22,117)

INVESTING ACTIVITIES
Cash paid for license fees	(36,933)	—
Cash used in investing activities	(36,933)	—

FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	27,000
Proceeds from stock receivable	—	20,000
Proceeds from issuance of convertible promissory notes	213,180	—
Cash provided by financing activities	213,180	47,000

Net (decrease) increase in cash during the period	(6,447)	24,883
Cash, beginning of period	6,544	—
Cash, end of period	97	24,883

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	—	—
Cash paid for interest	—	—

See accompanying notes

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of September 30, 2015 (unaudited)

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

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas involving significant estimates and assumptions include valuation of derivatives, valuation allowance for deferred tax assets, accruals and going concern assessment.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2015.

Loss Per Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share exclude all potentially dilutive shares if their effect is anti-dilutive. There were no potentially dilutive shares outstanding as at September 30, 2015.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of September 30, 2015 (unaudited)

(Expressed in United States Dollars)

Note 2 – Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

Accounting Standards Codification Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Valuation based on quoted market prices in active markets for identical assets or liabilities.

Level 2 - Valuation based on quoted market prices for similar assets and liabilities in active markets.

Level 3 - Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash, accounts payable and accrued liabilities and convertible promissory notes. The Company's cash, which is carried at fair value, is classified as a Level 1 financial instruments. Bank accounts are maintained with financial institutions of reputable credit, therefore, bear minimal credit risk.

Advertising Costs

The Company expenses all costs of advertising as incurred.

Income Taxes

The Company accounts for under ASC Topic 740 Accounting for Income Taxes. The Company provides for federal and provincial income taxes payable, as well as for those deferred because of the timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of September 30, 2015 (unaudited)

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

Recent pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity'', which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after January 1, 2016. The Company will prospectively apply the guidance to applicable transactions and does not expect adoption to have a material impact on the financial statements.

On May 28, 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. This ASU will have no impact on the Company until it begins to generate revenue.

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of September 30, 2015 (unaudited)

(Expressed in United States Dollars)

Note 2 – Summary of Significant Accounting Policies (continued)

Recent pronouncements (continued)

In June 2014, the FASB issued Accounting Standards Update ASU 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had’ been in the development stage. The amendments in this update are applied retrospectively.

On August 27, 2014, the FASB issued a new financial accounting standard on going concern, ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The amendments apply to all companies and are effective in annual periods ending after December 15, 2016, with early application permitted. The Company is currently evaluating the impact of this accounting standard on its financial statements.

On April 7, 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments apply to all companies and are effective for public business entities in annual periods ending after December 15, 2015, and interim periods within those fiscal years, with early application permitted. The Company is currently evaluating the impact of this accounting standard on its financial statements.

Note 3 - Going Concern

The Company’s condensed financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $941,874 and a working capital deficit of $384,874 as of September 30, 2015. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of September 30, 2015 (unaudited)

(Expressed in United States Dollars)

Note 4 –Licensing Fees

Pursuant to Exclusive License Agreement dated May 21, 2015 with a third party, the Company acquired an exclusive license to develop, market and sell products and services based upon any and all intellectual property. The initial term of this Agreement is five years. This Agreement may be renewed for an additional five year term upon written notice to be given by the Company no later than thirty days prior to the expiration of the initial term. In consideration for the license granted hereunder, the Company shall issue to the third party 1,000,000 (200,000 after reverse split) shares of common stock. In addition, the Company shall issue 1,000,000 (200,000 after reverse split) shares of common stock on or before each anniversary of this Agreement for so long as it shall remain in effect. The Company also agreed to make payments totaling $120,000 to the third party under an agreed payment schedule.

As technological feasibility has not yet been achieved, the Company has recognized as expense the total consideration due of $630,000, $120,000 being payable in cash and $510,000 in the form of 1,000,000 (200,000 after reverse split) shares of common stock to be issued valued at the market price of $0.51 per share.

Note 5 – Convertible Promissory Notes

The outstanding convertible promissory notes as at September 30, 2015 are as follows:

$
Promissory notes issued during Q2 2015	132,200
Discount recognised due to embedded derivatives	(132,200)
Accretion on notes for Q2 2015	7,025
Accreted value of notes as at June 30, 2015	7,025
Promissory notes issued during Q3 2015	80,980
Discount recognised due to embedded derivatives	(73,249)
Accretion on notes for Q3 2015	11,966
Accreted value of notes as at September 30, 2015	26,722

The embedded conversion features and reset feature in the notes were accounted for as a derivative liability based on FASB guidance (also refer note 6).

The details of the convertible promissory notes issued are as follows:

Issue Date	Maturity Date	Note Amount	Interest Rate	Variable Conversion Rate
		$	Per Annum
June 9, 2015	June 9, 2016	28,000	10%	60% of 3 lows out of 10 trading days
June 10, 2015	June 10, 2016	60,000	10%	60% of 3 lows out of 10 trading days
June 11, 2015	June 11, 2016	30,000	10%	60% of 3 lows out of 10 trading days
June 15, 2015	June 15, 2016	14,200	10%	60% of 3 lows out of 10 trading days
July 1, 2015	July 1, 2016	35,000	10%	60% of 3 lows out of 10 trading days
July 11, 2015	July 11, 2016	17,980	10%	60% of 3 lows out of 10 trading days
August 14, 2015	August 14, 2016	28,000	10%	60% of 3 lows out of 10 trading days
		213,180

Interest expense for the three and nine months ended September 30, 2015 recognized on these convertible promissory notes amounts to $4,964 and $5,668, respectively, included in interest and bank charges in the statements of operations.

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of September 30, 2015 (unaudited)

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

The following table summarizes the movements in derivative liabilities:

$
Face value of convertible promissory notes issued during Q2 2015	132,200
Day-one derivative loss recognized immediately	252,683
Derivative liabilities on issuance	384,883
Change in fair value of derivatives	(77,316)
Derivative liabilities as at June 30, 2015	307,567
Derivative liability on issuance	73,249
Change in fair value of derivatives	(217,605)
Derivative liabilities as at September 30, 2015	163,211

The multinomial lattice model was used to value the convertible notes and the embedded derivative liabilities at issuance and period end date, using the following assumptions.

September 30
Assumptions	2015
Dividend yield	0.00%
Risk-free rate for term	0.08% - 0.41%
Volatility	404.2% - 382.1%
Remaining terms (years)	1 - 0.50
Stock price ($ per share)	1.12 - 1.35

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of September 30, 2015 (unaudited)

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

On July 1, 2015, the Company issued 1,000,000 (200,000 after reverse split) shares of common stock pursuant to Exclusive License Agreement dated May 21, 2015 as explained in note 4 to the condensed financial statements.

As at September 30, 2015 and December 31, 2014, there were 11,720,000 and 11,520,000 (after stock split) shares of common stock, respectively, issued out of the authorized 200,000,000 common shares.

Note 8 – Commitments

The Company has commitments to issue 1,000,000 (200,000 after reverse split) shares of common stock on or before each anniversary pursuant to Exclusive License Agreement dated May 21, 2015 as explained in note 4 to the condensed financial statements.

Note 9 – Related Party Transactions

Office space and services are provided without charge by an officer and director of the Company. Such costs are not significant to the condensed financial statements and, accordingly, have not been reflected therein.

Other than disclosed elsewhere in the condensed financial statements, the only related party transaction during the three and nine months ended September 30, 2015 is directors’ fees and other charges amounting to $65,000 and $80,775 respectively (including $50,000 bonus recognized during quarter ended September 30, 2015).

Note 10 – Subsequent Events

The Company’s management has evaluated subsequent events up to December 16, 2015, the date the condensed financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined following subsequent events to report:

On November 16, 2015, Lucie Letellier resigned as Chief Financial Officer and as a member of board of directors of the Company.

On December 1, 2015, the Company issued a convertible promissory note of $16,000. The note matures on December 1, 2016, carries interest at 10% per annum and is convertible into shares at a price determined based on 60% of 3 lows out of 10 trading days.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We were incorporated in the State of Nevada on December 31, 2013 as Artesanias Corp.  Our original business plan involved distribution of the arts and crafts of the indigenous tribes of Panama via the Internet. On January 20, 2015, we underwent a change in control when our former majority shareholder and sole officer, Jose Soto, sold his controlling interest and resigned after appointing our current CEO and Director, Chitan Mistry, and our former CFO and Director, Lucie Lettelier. Following the change in control, we are no longer pursuing our original business plan. Our new management is currently in the process of reviewing new business opportunities. Going forward, we plan to develop a business that provides marketing, monetization, and support services for the companies in gaming and mobile application markets. Additional disclosures will be made as our plans and intended business operations develop.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations for the three and nine months ended September 30, 2015 and 2014.

We have not earned any revenues since our inception. We had net income of $(74,788) for the three months ended September 30, 2015 as compared to net loss of $9,304 for the three months ended September 30, 2014. The only reason for net income during the current quarter is due to recognition of gain of $217, 605 in respect of change in fair value of derivatives. Our expenses during the current quarter mainly consisted directors fees and other charges of $65,000, which includes bonus of $50,000 recognized during current quarter (Three months ended September 30, 2014: $0), consulting fees in connection with investor relations of $34,500 (Three months ended September 30, 2014: $1,500) legal and professional fees of $18,585 (Three months ended September 30, 2014: $1,500).

We had net loss of $890,224 for the nine months ended September 30, 2015 as compared to net loss of $22,217 for the nine months ended September 30, 2014. Our expenses during nine months period ended September 30, 2015 mainly consisted of licensing fees of $630,000 (Nine months ended September 30, 2014: $0) pursuant to an exclusive license agreement to develop and market its products as explained in Company’s overview above, day-one derivative loss of $252,683 recognized as a result of valuation of convertible notes (Nine months ended September 30, 2014: $0) offset by an income in respect of change in fair value of derivatives of $294,921 (Nine months ended September 30, 2014: $0), directors fees and other charges of $80,775, which includes bonus of $50,000 recognized during the current quarter (Nine months ended September 30, 2014: $0), consulting fees in connection with investor relations of $53,468 (Nine months ended September 30, 2014: $5,500), legal and professional fees of $63,697 (Nine months ended September 30, 2014: $8,884), advertising and promotion of $56,473 (Nine months ended September 30, 2014: $0) and interest and bank charges including interest accrual and accretion expense of $25,422 (Nine months ended September 30, 2014: $0).

Our results of operations for the three and nine months ended September 30, 2015 relate to the development of our current business, while the results of operations for the same periods last year relate to our former business which was abandoned in January of 2015. We anticipate our operating expenses will increase as we move toward developing more active operations in our current line of business.

Liquidity and Capital Resources

As of September 30, 2015, we have current assets of $59,129, consisting of prepaid consulting expenses of $59,032 and cash $97. Our current liabilities as of September 30, 2015 were $444,003, mainly consisting of accounts payable and accrued liabilities of $254,070, convertible promissory notes of $26,722 and derivative liabilities of $163,211. Thus, we had a working capital deficit of $384,874 as of September 30, 2015.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of the date of this Quarterly Report, we have the following Notes issued and outstanding to CMGT:

Issue Date	Maturity Date	Note Amount	Interest Rate
		$	Per Annum
June 9, 2015	June 9, 2016	28,000	10%
June 10, 2015	June 10, 2016	60,000	10%
June 11, 2015	June 11, 2016	30,000	10%
June 15, 2015	June 15, 2016	14,200	10%
July 1, 2015	July 1, 2016	35,000	10%
July 11, 2015	July 11, 2016	17,980	10%
August 14, 2015	August 14, 2016	28,000	10%
December 1, 2015	December 1, 2016	16,000	10%
		229,180

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

Off Balance Sheet Arrangements

As of September 30, 2015, there were no off balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity'', which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after January 1, 2016. The Company will prospectively apply the guidance to applicable transactions and does not expect adoption to have a material impact on the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On May 28, 2014, the FASB issued a new financial accounting standard on revenue from contracts with customers, ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. This ASU will have no impact on the Company until it begins to generate revenue.

In June 2014, the FASB issued Accounting Standards Update ASU 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had’ been in the development stage. The amendments in this update are applied retrospectively.

On August 27, 2014, the FASB issued a new financial accounting standard on going concern, ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The amendments apply to all companies and are effective in annual periods ending after December 15, 2016, with early application permitted. The Company is currently evaluating the impact of this accounting standard on its financial statements.

On April 7, 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments apply to all companies and are effective for public business entities in annual periods ending after December 15, 2015, and interim periods within those fiscal years, with early application permitted. The Company is currently evaluating the impact of this accounting standard on its financial statements.

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

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being September 30, 2015.  This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

Item 4. Controls and Procedures (continued)

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

Item 4. Controls and Procedures (continued)

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

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The details of the convertible promissory notes issued and outstanding as at December 16, 2015 are as follows:

Issue Date	Maturity Date	Note Amount	Interet Rate	Variable Conversion Rate
		$	Per Annum
June 9, 2015	June 9, 2016	28,000	10%	60% of 3 lows out of 10 trading days
June 10, 2015	June 10, 2016	60,000	10%	60% of 3 lows out of 10 trading days
June 11, 2015	June 11, 2016	30,000	10%	60% of 3 lows out of 10 trading days
June 15, 2015	June 15, 2016	14,200	10%	60% of 3 lows out of 10 trading days
July 1, 2015	July 1, 2016	35,000	10%	60% of 3 lows out of 10 trading days
July 11, 2015	July 11, 2016	17,980	10%	60% of 3 lows out of 10 trading days
August 14, 2015	August 14, 2016	28,000	10%	60% of 3 lows out of 10 trading days
December 1, 2015	December 1, 2016	16,000	10%	60% of 3 lows out of 10 trading days
		229,180

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SocialPlay USA, Inc.

Date:	December 16, 2015

By:	/s/ Chitan Mistry Chitan Mistry
Title:	Chief Executive Officer, Chief Financial Officer and Director

