Form 10-K
period 2015-12-31
SocialPlay USA, Inc.
filed 2016-04-14
CIK 1597929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,832,004 as of June 30, 2015

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 11,770,003 as of April 14, 2016.

SocialPlay USA, Inc.

PART I

Item 1. Business

The information contained in this Annual Report is intended to provide "Form 10 information" within the meaning of Rule 144(i)(3) under the Securities Act of 1933.

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

Description of Our Company

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

The Agreement runs for an initial term of five (5) years, with an optional extension for an additional five years. In consideration for the license, we agreed to issue Social Play 1,000,000 (200,000 after reverse split) shares of common stock and an additional 1,000,000 (200,000 after reverse split) shares on each anniversary of the Agreement for so long as it is in effect. Further, we agreed to make cash payments to Social Play in the total amount of $120,000, payable in monthly payments of not less than $20,000 until paid in full.

Description of Business

Cloud Goods

In recent years, the gaming market has undertaken a transformation that has changed the way game studios and publishers monetize their products. Not so long ago, players would buy a video game from a major publisher for a fixed price, and that would be the end of the transaction. Today, smaller startup game studios, known as Indie Studios, have taken a dominant position in the market and have introduced new monetization strategies that allow a single game release to continuously earn revenue as players play the game.

There are countless examples of highly successful games being produced by Indie studios; they have been responsible for blockbuster game releases such as Angry Birds, Cut the Rope, and Flappy Bird. Indie games studios have proven that they can successfully create immersive and creative new game experiences that are highly attractive for players on game devices all over the world. The challenge for game developers is how to monetize their game ideas.

Today’s Indie games typically generate revenue from two sources: in-app advertisements, and virtual goods sales; this revenue model is referred to as a Freemium model. “83 percent of the top thousand apps on each of the iOS app store and Google Play — monetize via freemium, an even bigger proportion of revenue generated by those top 2,000 apps arrives via freemium: 92 percent.” - Venturebeat.com. The freemium monetization strategy allows for a low barrier of entry for players wanting to try out a game.

Designing games comes naturally to game developers; however, developing the complex systems required to monetize using the freemium model is an aspect of development that is tedious and can consume a surprisingly large portion of a game developer’s budget. In response to this need, there have been several successful companies that have released products aimed at easing the implementation of in-app advertising; yet there has not been an all-encompassing solution for monetizing through in-app advertising and virtual goods.

SP Cloud Goods aims to be the premiere solution that game developers use to monetize their games.

SP Cloud Goods is a patent pending Virtual Goods, Virtual Product Placement Marketplace, and Cloud hosting service developed by SocialPlay. Cloud Goods allows developers to focus on the task of game design, and not on developing complex backend and monetization systems.

SP Cloud Goods Feature Overview

Virtual Goods Monetization System

Developing systems to collect payments through the Apple App store and Google Play store are notoriously difficult for game developers to implement. SP Cloud Goods supports iOS (Apple), Android, Facebook, Kongregate, and Steam purchasing with no additional programming required by game developers.

Cloud-Based Game Hosting and Management

Game developers have access to a powerful web portal where they can add/remove virtual goods, manage players, manage store pricing, and view vital game and player statistics. Making changes to virtual goods using the portal affects games in real-time, without requiring the developer to rebuild/republish their games. Developers can build games, not servers, with SP Cloud Goods.

Virtual Product Placement Marketplace

Traditional In-App advertising involves placing pop ups, banners, and video advertisements in games; these advertisements are highly intrusive and often interrupt the game entirely (in the case of video ads).

SocialPlay will be introducing a revolutionary way for advertisers to reach players in games called Virtual Product Placement (VPP). The VPP system will allow Game developers to place advertisements within 3D elements in their games. Advertisements can be placed on in-game billboards, promotional virtual goods, in-game audio and much more.

The marketplace component will allow advertisers and game developers to choose where, when, and how advertisements are placed in games. The VPP system also facilitates the transfer of funds from Advertisers to game developers.

Market

The number of gamers in the marketplace has experienced a consistent growth throughout the years. Global revenue for the gaming industry is projected to reach $86 billion by 2016[1] with no signs of slowing down.

To service the growth in the number of gamers, video game publishing enterprises have been has exploded in the five years to 2014, reaching 29,514 by years end. Enterprises are expected to continue growing at an annualized rate of 532% over the 10 years to 2019 with the majority of the expanding enterprises comprised of Indie developers.

Marketing campaigns will target indie game developers to sign up, use, and promote the SP Cloud Goods service through their games.

Revenue Strategy

Revenue for SP Cloud Goods will come from three sources:

Subscription Model: Developers sign up and pay a monthly subscription fee to use the service, with the cost dependant on the size and usage criteria of the game. By targeting Indie developers, SP Cloud Goods can be part of the ground floor for potential blockbuster indie games.

Profit Share Model: Initial costs can be reduced for Indie developers by allowing them to sign up to a revenue share agreement with SocialPlay. Developers can use the SP Cloud Goods service for free, and in exchange, a percentage of revenue earned by the developer goes directly to SocialPlay.

Virtual Product Placement: Advertising revenue earned from Virtual Product Placement will be split between SocialPlay and the game developer. This model has the potential to be a major source of revenue since it will be the first of its kind in the gaming industry.

Future Opportunities

The SP Cloud Goods service offers game developers the ability to host, manage, and monetize their games. Looking forward, SocialPlay aims to assist developers with other challenges that are faced when publishing a game; specifically, promotion and marketing support. A suite of services will be offered for developers to take their game from concept to blockbuster.

 [1] http://www.bigfishgames.com/blog/2014-global-gaming-stats-whos-playing-what-and-why/

Gamer Portal

SocialPlay can enter into the traditional role of a publisher through a branded Gamer Portal. The Portal will assemble a community of games and attract players to those games directly. Games using SP Cloud Goods can be incentivised to publish their games on the Portal by offering more competitive rates for advertising payouts and/or revenue share percentage.

Competing gaming portals such as Kongregate and Steam host thousands of games and receive as much as 30% of the revenue earned by those games. SocialPlay can enter and be competitive in this market by including SP Cloud Goods features and Virtual Product Placement to games for vastly increased monetization potential versus competing portals.

Revenue from the site can be earned through SP Cloud Goods’ Virtual Product Placement system as well as traditional banner and video advertising throughout the website.

Marketing & Promotion Service

SocialPlay can leverage relationships built with game developers through SP Cloud Goods and the Gamer Portal to provide developers with a marketing and promotion service. SocialPlay’s marketing and promotion division will manage the marketing needs of game developers to help them attract players and drive monetization.

Employees

Other than our officer and director, Chitan Mistry, we currently have no other employees.

Compliance with Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 1A. Risk Factors

The following are certain identifiable risk factors for our current and planned business operations.

Risks Related to Our Business and Industry

If we do not obtain substantial additional financing within the immediate future, our business will fail.

We have only recently commenced active operations and have not generated any revenue to date. We currently have only nominal cash on hand and a working capital deficit. Accordingly, our business plan will likely fail if we are unable to raise substantial new capital in the coming months. We currently do not have any firm arrangements for financing and we may not be able to obtain financing when required. Our early stage of development and current lack of capital resources may make the most desirable timing, amount, and terms or conditions of additional financing unavailable to us.

If we are not able to effectively develop and define our product and service offerings, we will be unable to compete successfully or to attract a significant customer base.

Our intended product and service offerings, while described generally above, have not been specifically defined, fully developed, or aggressively introduced to the market. We currently have no established source of revenue. In addition, we have no established operating history to determine the market acceptance for our intended products and services. No assurance can be given that a significant market for our products and services will be developed or sustained. If we are unable to rapidly and effectively develop and define our product and service offerings, we will be unable to achieve a significant profile amongst our target market, and we will be unable to attract a significant customer base or develop a sustainable business.

If we are unable to quickly establish a significant online footprint for our business, we will be unable to market our products and services effectively and our business will fail.

Currently, we have not fully developed our website and have not established a significant online presence. Development of an effective, multi-functional, and attractive website will be key to our planned marketing efforts. If we are unable to develop a significant online presence, either because of a lack of funding or because of a failure to properly execute our planned website development, we will be unable to achieve notoriety in our industry or effectively market any products or services and our business will fail.

Because we have no prior experience or track record of marketing and delivering our planned products and services, we may find it difficult to generate significant revenue and we face a high risk of business failure.

We have no prior experience of marketing and delivering our planned services. We therefore lack a proven track record of success on which to rely in marketing to potential customers.  Because of our lack of experience and track record, we can provide no assurance that we will be able to generate significant revenue, enterprise value, or net profits.  We have not earned any revenues to date, and we face a high risk of business failure.

If we are unable to hire and retain additional key personnel, we may not be able to implement our business plan.

Currently, we have only one employee, our executive Chitan Mistry. Our lack of human resources may put us at a significant disadvantage against larger competitors and may leave us unable to efficiently execute on our business plan. Having certain key personnel is essential to the development and marketing of the products we plan to sell and thus to the entire business itself. Consequently, the loss of any of those individuals may have a substantial effect on our future success or failure. We may have to recruit qualified personnel with competitive compensation packages, equity participation, and other benefits that may affect the working capital available for our operations. Management may have to seek to obtain outside independent professionals to assist them in assessing the merits and risks of any business proposals as well as assisting in the development and operation of many company projects. No assurance can be given that we will be able to obtain such needed assistance on terms acceptable to us. Our failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on our operating results and financial condition.

If we face direct competition from larger, more established, or better funded companies, we may be unable to effectively compete and achieve profitable operations.

We face a significant risk that much larger and more established companies (like Apple or Google), or newer but better funded small competitors may emerge with similar product and service offerings. Other competitors may have more experience, significantly larger capital to deploy in development of their business, and/or a larger or more established personnel base with which to pursue a similar business plan. If we face direct competition in the offering of similar services, we may be unable to compete effectively due to a lack of capital, a lack of experience or brand awareness, or a lack of sufficient personnel.

Because we have experienced net losses to date, we may never be able to generate sufficient net revenue in the future to be profitable.

We have had net operating losses since inception and expect to continue experiencing net losses for the immediate future. In addition, we expect to make significant future expenditures related to the continued development and expansion of our business. Furthermore, as a public company, we will incur significant legal, accounting and other expenses are not incurred by private companies. As a result of these factors, to achieve profitability we will need to, among other matters, increase our customer base. We cannot assure you that we will be able to increase our revenue in this manner and achieve profitability. As we expect to continue to invest in the development of our business, this investment could outpace growth in our revenue, and thereby impair our ability to achieve and maintain profitability.

Risks Related to Legal Uncertainty

Because our articles of incorporation and bylaws and Nevada law limit the liability of our officers, directors, and others, shareholders may have no recourse for acts performed in good faith.

Under our articles of incorporation, bylaws and Nevada law, each of our officers, directors, employees, attorneys, accountants and agents are not liable to us or the shareholders for any acts they perform in good faith, or for any non-action or failure to act, except for acts of fraud, willful misconduct or gross negligence. Our articles and bylaws provide that we will indemnify each of our officers, directors, employees, attorneys, accountants and agents from any claim, loss, cost, damage liability and expense by reason of any act undertaken or omitted to be undertaken by them, unless the act performed or omitted to be performed constitutes fraud, willful misconduct or gross negligence.

If certain legislation, including the Sarbanes-Oxley Act of 2002, makes it more difficult for us to retain or attract officers and directors, we may be unable to hire such personnel and our business operations may be materially negatively impacted.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. As a public company, we are required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Because the preservation of our intellectual property rights is essential to the success of our business, our failure to protect those rights could adversely affect our business.

We expect that our intellectual property rights, including future trademarks, trade secrets and copyrights, will be valuable and important assets of our business. Our failure to protect, or any significant impairment to the value of, our intellectual property rights could harm our business.

Risks Relating to our Common Stock

If we fail to remain current on our reporting requirements, we could be removed from quotation on the OTCQB, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock is quoted on the OTCQB market tier of the over-the-counter market. Companies trading on the OTCQB tier must generally be reporting issuers with the Securities and Exchange Commission and must be current in their reports in order to maintain price quotation privileges on the OTCQB tier of the electronic quotation system operated by OTC Markets Group, Inc. As a result, if we fail to remain current in our SEC reporting requirements, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Because our common stock could be deemed a low-priced “Penny” stock, it would be cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid and negatively affect the price of our stock.

We may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” as defined in Rule 3a51-1. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading will be subject to additional sales practice requirements of broker-dealers.

These require a broker-dealer to:

  Deliver to the customer, and obtain a written receipt for, a disclosure document;
  Disclose certain price information about the stock;
  Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
  Send monthly statements to customers with market and price information about the penny stock; and
  In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, penny stock rules may restrict the ability or willingness of broker-dealers to trade and/or maintain a market in our common stock. Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own or lease any real property. Our sole officer and director provides office space free of charges.

Item 3. Legal Proceedings

We are not currently involved in any legal or administrative proceedings, and we are not aware of any pending or potential legal or administrative actions.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTCQB tier of the electronic quotation system operated by OTC Markets Group, Inc. under the symbol “SPLY.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by OTC Markets Group, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2015
Quarter Ended	High $	Low $
December 31, 2015	$1.35	$0.74
September 30, 2015	$1.78	$1.00
June 30, 2015	$5.35	$1.05
March 31, 2015	$5.50	$0.2083

Fiscal Year Ending December 31, 2014
Quarter Ended	High $	Low $
December 31, 2014	$0.2083	$0.0417
September 30, 2014	$n/a	$n/a
June 30, 2014	$n/a	$n/a
March 31, 2014	$n/a	$n/a

As of April 13, 2015, the last trading price of our common stock was $1.55 per share

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

Outstanding Options, Warrants or Convertible Debt

We have no outstanding options or warrants. For a description of our outstanding convertible debt, please see the discussion under Liquidity and Capital Resources.

Holders of Our Common Stock

As of March 31, 2015 there were 11,770,003 shares of our common stock issued and outstanding held by 10 stockholders of record. Our transfer agent is Globex Transfer, LLC, located at 780 Deltona Blvd., Suite 202, Deltona, FL 32725. Their telephone number is (813) 344-4490.

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

We have not adopted any policy regarding payment of dividends. We did not declare any dividends in the fiscal year ended December 31, 2015, and we do not plan to declare any dividends in the foreseeable future.

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

2. During the last quarter of 2015, we issued 200,000 shares of common stock, valued at $510,000, pursuant to the Exclusive License Agreement (the “Agreement”) with Social Play, Inc. regarding the “SP Cloud Goods” system.

3. On February 17, 2016, we issued 50,000 shares of common stock to Ten West Holding, Inc. as compensation under a Corporate Advisory Services Agreement.

4. As discussed in Liquidity and Capital Resources herein, we have issued a series of Convertible Promissory Notes to CMGT, Inc. (“CMGT”), each of which has been consolidated into a new Convertible Promissory Note issued January 11, 2016.

Each of the issuances set forth above did not involve any public offering of securities and was exempt from registration under Section 4(2) of the Securities Act.

Description of Securities

Our authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.001 per share, and 100,000,000 shares of preferred stock, par value $0.001 per share.   As of March 31, 2016, there were 11,770,003 shares of our common stock issued and outstanding.  Our shares are currently held by ten (10) stockholders of record. We have not issued any shares of preferred stock.

Common Stock

Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our common stock will possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing fifty percent (50%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders.  A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Our Articles of Incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of preferred stock created by  our board of directors from time to time, the holders of shares of our common stock will be entitled to such cash dividends as may be declared from time to time by our board of directors from funds available therefore.

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by our board of directors, upon liquidation, dissolution or winding up, the holders of shares of our common stock will be entitled to receive pro rata all assets available for distribution to such holders.

In the event of any merger or consolidation with or into another company in connection with which shares of our common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of our common stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash). Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Preferred Stock

Our board of directors has the authority to issue shares of preferred stock, and it is further authorized to divide the authorized shares of our preferred stock into one or more series, each of which must be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. Our board of directors is authorized, within any limitations prescribed by law and our articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including, but not limited to, the following:

1.	The number of shares constituting that series and the distinctive designation of that series, which may be by distinguishing number, letter or title;

2.	The dividend rate on the shares of that series, whether dividends will be cumulative, and if so, from which date(s), and the relative rights of priority, if any, of payment of dividends on shares of that series;

3.	Whether that series will have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights;

4.	Whether that series will have conversion privileges, and, if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in such events as the Board of Directors determines;

5.	Whether or not the shares of that series will be redeemable, and, if so, the terms and conditions of such redemption, including the date or date upon or after which they are redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

6.	Whether that series will have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund;

7.	The rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the corporation, and the relative rights of priority, if any, of payment of shares of that series;

8.	Any other relative rights, preferences and limitations of that series

Provisions in Our Articles of Incorporation and By-Laws That Would Delay, Defer or Prevent a Change in Control

Our articles of incorporation authorize our board of directors to issue a class of preferred stock commonly known as a "blank check" preferred stock. Specifically, the preferred stock may be issued from time to time by the board of directors as shares of one (1) or more classes or series. Our board of directors, subject to the provisions of our Articles of Incorporation and limitations imposed by law, is authorized to adopt resolutions; to issue the shares; to fix the number of shares; to change the number of shares constituting any series; and to provide for or change the following: the voting powers; designations; preferences; and relative, participating, optional or other special rights, qualifications, limitations or restrictions, including the following: dividend rights, including whether dividends are cumulative; dividend rates; terms of redemption, including sinking fund provisions; redemption prices; conversion rights and liquidation preferences of the shares constituting any class or series of the preferred stock.

In each such case, we will not need any further action or vote by our shareholders. One of the effects of undesignated preferred stock may be to enable the board of directors to render more difficult or to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise, and thereby to protect the continuity of our management. The issuance of shares of preferred stock pursuant to the board of director's authority described above may adversely affect the rights of holders of common stock. For example, preferred stock issued by us may rank prior to the common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of common stock. Accordingly, the issuance of shares of preferred stock may discourage bids for the common stock at a premium or may otherwise adversely affect the market price of the common stock.

Nevada Anti-Takeover Laws

Nevada Revised Statutes sections 78.378 to 78.379 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply.  Our articles of incorporation and bylaws do not state that these provisions do not apply.  The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute is limited to corporations that are organized in the state of Nevada and that have 200 or more stockholders, at least 100 of whom are stockholders of record and residents of the State of Nevada; and does business in the State of Nevada directly or through an affiliated corporation. Because of these conditions, the statute currently does not apply to our company.

Indemnification of Directors and Officers

Our officers and directors are indemnified as provided by the Nevada Revised Statutes and our bylaws.

Under the governing Nevada statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company's articles of incorporation. Our articles of incorporation do not contain any limiting language regarding director immunity from liability. Excepted from this immunity are:

1.	a willful failure to deal fairly with the company or its shareholders in connection with a matter in which the director has a material conflict of interest;

2.	a violation of criminal law (unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful);

3.	a transaction from which the director derived an improper personal profit; and

4.	willful misconduct.

Our bylaws provide that we will indemnify our directors and officers to the fullest extent not prohibited by Nevada law; provided, however, that we may modify the extent of such indemnification by individual contracts with our directors and officers; and, provided, further, that we shall not be required to indemnify any director or officer in connection with any proceeding (or part thereof) initiated by such person unless:

1.	such indemnification is expressly required to be made by law;

2.	the proceeding was authorized by our Board of Directors;

3.	such indemnification is provided by us, in our sole discretion, pursuant to the powers vested us under Nevada law; or

4.	such indemnification is required to be made pursuant to the bylaws.

Our bylaws provide that we will advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer, of the company, or is or was serving at the request of the company as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefore, all expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under our bylaws or otherwise.

Our bylaws provide that no advance shall be made by us to an officer of the company, except by reason of the fact that such officer is or was a director of the company in which event this paragraph shall not apply, in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made: (a) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding, or (b) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision-making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to the best interests of the company.

Item 6. Selected Financial Data

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended December 31, 2015 and 2014

We have not earned any revenues since our inception. During the fiscal year ended December 31, 2015, we incurred operating expenses of $369,680, which consisted of legal and professional fees of $77,821, advertising and promotion of $56,473, consulting fees for investor relations of $96,690, transfer agent fees of $5,830, directors’ fees and other charges of $111,250, and other operating expenses of $21,616. In addition, we incurred interest and bank charges of $59,075, a day-one derivative loss on convertible notes of $252,683, licensing fees of $630,000, and a gain on change in the fair value of derivatives in the amount of $292,325. Our net loss for the year ended December 31, 2015 was $1,019,113.

During the fiscal year ended December 31, 2014 we incurred expenses and a net loss of $51,050. Our results of operations for the fiscal year ended December 31, 2015 relate to the development of our current business, while the results of operations for the fiscal year ended December 31, 2014 relate to our former business which was abandoned in January of 2015. We anticipate our operating expenses will increase as we move toward developing more active operations in our current line of business.

Liquidity and Capital Resources

At December 31, 2015, we had $26,279 in current assets, consisting of cash in the amount of $69 and prepaid expenses of $26,210. Our total current liabilities as of December 31, 2015, were $540,042, and consisted of accounts payable and accrued liabilities of $302,955, convertible promissory notes net of discounts in the amount of $58,829, and derivative liabilities of $178,258. We had negative working capital of $513,763 as of December 31, 2015. We had no long term liabilities as of December 31, 2015.

Cash Used in Operating Activities. Operating Activities used $235,655 in cash for the fiscal year ended December 31, 2015.

Cash Flows from Financing Activities. During the year ended December 31, 2015, financing activities provided $229,180 in cash, all from the issuance of convertible promissory notes.

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

As of December 31, 2015, we had the following Notes issued and outstanding to CMGT:

Issue Date	Maturity Date	Note Amount $	Interest Rate Per Annum
June 9, 2015	June 9, 2016	28,000	10%
June 10, 2015	June 10, 2016	60,000	10%
June 11, 2015	June 11, 2016	30,000	10%
June 15, 2015	June 15, 2016	14,200	10%
July 1, 2015	July 1, 2016	35,000	10%
July 11, 2015	July 11, 2016	17,980	10%
August 14, 2015	August 14, 2016	28,000	10%
December 1, 2015	December 1, 2016	16,000	10%
		229,180

Subsequent to the reporting period, on January 11, 2016, we consolidated all of our obligations to CMGT under a single Convertible Promissory Note due June 1, 2018 (the “Consolidated Note”). The Consolidated Note allows conversion of all amounts owed to CMGT under same terms as the original Notes as outlined above. Under the Consolidated Note, we are obligated to pay quarterly payments of interest only commencing March 31, 2016, with all principal and interest due on or before June 1, 2018. Further, the Consolidated Note has a face value of $500,000, and additional advances to us up to that maximum amount may be made from time to time in the discretion of CMGT.

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

Off Balance Sheet Arrangements

As of December 31, 2015, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred a loss of $1,070,763 for the fiscal year ended December 31, 2015 and have not yet developed a reliable source of revenue. To date, we have been dependent on funding operations through the sale of debt and equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Recently Issued Accounting Pronouncements

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company has evaluated the new standard and it will not have an impact to the financial statements once implemented.

In January 2016, the FASB issued accounting guidance that affects the accounting for equity investments, financial liabilities accounted for under the fair value option and the presentation and disclosure requirements for financial instruments. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. For financial liabilities when the fair value option has been elected, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new guidance is effective January 1, 2018, with the cumulative effect adjustment from initially applying the new guidance recognized in the Statement of Financial Position as of the beginning of the year of adoption. The Company does not expect the adoption to have a material impact on its financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles — Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. We have evaluated the new standard and it will not have an impact to the financial statements once implemented.

In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this Update apply to all companies. They became effective for public business entities in the annual period beginning after December 15, 2015, and interim periods within those fiscal years.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard is to be applied retrospectively, with early application permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the new standard, but do not anticipate a material impact to the financial statements once implemented

Recently Adopted Accounting Standards

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”(“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets within each tax jurisdiction, including any related valuation allowance, be classified as noncurrent in the consolidated balance sheet.

The Company adopted the new requirements in the fourth quarter of fiscal 2015 on a retrospective basis. The adoption did not have a material impact on the Company's financial statements.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company adopted the new requirements on a retrospective basis

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

SRCO Professional Corporation
Chartered Professional Accountants
Licensed Public Accountants
Park Place Corporate Centre
15 Wertheim Court, Suite 409
Richmond Hill, ON L4B 3H7

Tel: 905 882 9500 & 416 671 7292

Fax: 905 882 9580

Email: info@srco.ca

www.srco.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SocialPlay USA, Inc. (formerly Artesanias Corp.)

We have audited the accompanying balance sheet of SocialPlay USA, Inc. (the “Company”) as of December 31, 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the years ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richmond Hill, Canada April 14, 2016	/s/ SRCO Professional Corporation CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practise public accounting by the Chartered Professional Accountants of Ontario

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

/s/ Seale & Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

March 23, 2015

SocialPlay USA, Inc. (formerly Artesanias Corp.)

BALANCE SHEETS

	December 31,	December 31,
	2015	2014
	$	$
Current assets
Cash	69	6,544
Prepaid expenses	26,210	—
Total assets	26,279	6,544

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities [note 10]	302,955	11,194
Convertible promissory notes [note 7]	58,829	—
Derivative liabilities [note 8]	178,258	—
Total liabilities	540,042	11,194

Stockholders' deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively [note 9]	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 11,720,000 and 11,520,000 common shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively [note 9]	11,720	11,520
Additional paid-in capital	545,280	35,480
Accumulated deficit	(1,070,763)	(51,650)
Total stockholders' deficiency	(513,763)	(4,650)
Total liabilities and stockholders' deficiency	26,279	6,544

Going concern [note 3]

Commitments [note 12]

Subsequent events [note 13]

See accompanying notes

SocialPlay USA, Inc. (formerly Artesanias Corp.)

STATEMENTS OF OPERATIONS

	December 31,	December 31,
	2015	2014
	$	$

REVENUE	—	—
EXPENSES
Legal and professional fees	77,821	14,817
Advertising and promotion	56,473	500
Consulting fees - Investor relations	96,690	7,900
Transfer agent fees	5,830	18,890
Directors' fees and other charges [note 10]	111,250	—
Other operating expenses	21,616	8,852
Total operating expenses	369,680	50,959

Interest and bank charges	59,075	91
Day-one derivative loss [note 7 and 8]	252,683	—
Licensing fees to related party [note 6]	630,000	—
Change in fair value of derivatives [note 7 and 8]	(292,325)	—
Loss before income taxes	1,019,113	51,050

Income taxes [note 11]	—	—
Net loss for the period	(1,019,113)	(51,050)

Loss per share, basic and diluted	(0.0875)	(0.0053)
Weighted average number of common shares outstanding	11,642,192	9,713,227

See accompanying notes

SocialPlay USA, Inc. (formerly Artesanias Corp.)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common stock		Additional	Subscriptions	Accumulated
	Shares	Amount	paid-in	receivable	deficit	Total
		$	$	$	$	$
As at December 31, 2013	7,200,000	7,200	12,800	(20,000)	(600)	(600)

Cash received for subscriptions receivable	—	—	—	20,000	—	20,000

Shares issued for cash $0.0013 per share [note 9]	4,320,000	4,320	22,680	—	—	27,000

Loss for the year	—	—	—	—	(51,050)	(51,050)

As at December 31, 2014	11,520,000	11,520	35,480	—	(51,650)	(4,650)

Shares issued as consideration for licensing agreement [note 9]	200,000	200	509,800	—	—	510,000

Loss for the year	—	—	—		(1,019,113)	(1,019,113)

As at December 31, 2015	11,720,000	11,720	545,280	—	(1,070,763)	(513,763)

See accompanying notes

SocialPlay USA, Inc. (formerly Artesanias Corp.)

STATEMENT OF CASH FLOWS

	Year ended	Year ended
	December 31,	December 31,
	2015	2014
	$	$
OPERATING ACTIVITIES
Net loss for the year	(1,019,113)	(51,050)

Interest expense - accretion of convertible notes	47,549	—
Day-one derivative loss	252,683	—
License fees	510,000	—
Change in fair value of derivatives	(292,325)	—

Net change in non-cash working capital balances:
Prepaid expenses	(26,210)	—
Accounts payable and accrued liabilities	291,761	10,594
Cash used in operating activities	(235,655)	(40,456)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	27,000
Proceeds from stock receivable	—	20,000
Proceeds from issuance of convertible promissory notes	229,180	—
Cash provided by financing activities	229,180	47,000

Net (decrease) increase in cash during the year	(6,475)	6,544
Cash, beginning of year	6,544	—
Cash, end of year	69	6,544

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	—	—
Cash paid for interest	—	—

See accompanying notes

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Financial Statements

As of December 31, 2015 (audited)

1.	NATURE OF OPERATIONS

The Company was incorporated on December 31, 2013 (Date of Inception) under the laws of the State of Nevada, as Artesanias Corp. (the “Company”). On June 12, 2015, the Board of Directors of the Company changed the name from Artesanias Corp. to SocialPlay USA, Inc. to reflect the current business focus of the Organization. The Company plans to develop a business that provides marketing, monetization, and support services for the companies in gaming and mobile application markets.

The company has limited operations and is considered to be in the development stage.

2.	BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

3.	GOING CONCERN

The Company’s financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $1,070,763 and a working capital deficit of $513,763 as of December 31, 2015. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas involving significant estimates and assumptions include valuation of derivatives and convertible promissory notes, valuation allowance for deferred tax assets, accruals and going concern assessment.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Actual results could materially differ from those estimates.

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Financial Statements

As of December 31, 2015 (audited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2015 and 2014.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2015.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2015, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2015, there are no outstanding dilutive securities.

Valuation of Derivatives

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. The Company analyzed the derivative financial instruments (the Convertible Notes), in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Financial Statements

As of December 31, 2015 (audited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments or interest rates that are comparable to market rates. These financial instruments include cash, accounts payable and accrued liabilities and convertible promissory notes. The Company’s bank accounts are maintained with financial institutions of reputable credit, and therefore, bear minimal credit risk and are carried at amortized costs which approximates the fair value.

Contingencies

The Company is not currently a party to any pending or threatened legal proceedings.  Based on information currently available, management is not aware of any matters that would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Financial Statements

As of December 31, 2015 (audited)

5.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. At adoption, this update will be applied using a modified retrospective approach. The Company has evaluated the new standard and it will not have an impact to the financial statements once implemented.

 In January 2016, the FASB issued accounting guidance that affects the accounting for equity investments, financial liabilities accounted for under the fair value option and the presentation and disclosure requirements for financial instruments. Under the new guidance, all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification for equity securities with readily determinable fair values. For financial liabilities when the fair value option has been elected, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new guidance is effective January 1, 2018, with the cumulative effect adjustment from initially applying the new guidance recognized in the Statement of Financial Position as of the beginning of the year of adoption. The Company does not expect the adoption to have a material impact on its financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles — Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company has evaluated the new standard and it will not have an impact to the financial statements once implemented.

In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this Update apply to all companies. They became effective for public business entities in the annual period beginning after December 15, 2015, and interim periods within those fiscal years.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard is to be applied retrospectively, with early application permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the new standard, but do not anticipate a material impact to the financial statements once implemented

Recently Adopted Accounting Standards

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets within each tax jurisdiction, including any related valuation allowance, be classified as noncurrent in the consolidated balance sheet.

The Company adopted the new requirements in the fourth quarter of fiscal 2015 on a retrospective basis. The adoption did not have a material impact on the Company's financial statements.

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Financial Statements

As of December 31, 2015 (audited)

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company adopted the new requirements on a retrospective basis

6.	LICENSING FEES

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

7.	CONVERTIBLE PROMISSORY NOTES

The outstanding convertible promissory notes as at December 31, 2015 are as follows:

$
Promissory notes issued during Q2 2015	132,200
Discount recognised due to embedded derivatives	(132,200)
Accretion on notes for Q2 2015	7,025
Accreted value of notes as at June 30, 2015	7,025
Promissory notes issued during Q3 2015	80,980
Discount recognised due to embedded derivatives	(73,249)
Accretion on notes for Q3 2015	11,966
Accreted value of notes as at September 30, 2015	26,722
Promissory note issued during Q4 2015	16,000
Discount recognised due to embedded derivatives	(12,451)
Accretion on notes for Q3 2015	28,558
Accreted value of notes as at December 31, 2015	58,829

The embedded conversion features and reset feature in the notes were accounted for as a derivative liability based on FASB guidance (also refer note 8).

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Financial Statements

As of December 31, 2015 (audited)

7.	CONVERTIBLE PROMISSORY NOTES (continued)

The details of the convertible promissory notes issued are as follows:

Issue Date	Maturity Date	Note Amount	Interest Rate	Variable Conversion Rate
		$	Per Annum
June 9, 2015	June 9, 2016	28,000	10%	60% of 3 lows out of 10 trading days
June 10, 2015	June 10, 2016	60,000	10%	60% of 3 lows out of 10 trading days
June 11, 2015	June 11, 2016	30,000	10%	60% of 3 lows out of 10 trading days
June 15, 2015	June 15, 2016	14,200	10%	60% of 3 lows out of 10 trading days
July 1, 2015	July 1, 2016	35,000	10%	60% of 3 lows out of 10 trading days
July 11, 2015	July 11, 2016	17,980	10%	60% of 3 lows out of 10 trading days
August 14, 2015	August 14, 2016	28,000	10%	60% of 3 lows out of 10 trading days
December 1, 2015	December 1, 2016	16,000	10%	60% of 3 lows out of 10 trading days

		229,180

Interest expense for the year ended December 31, 2015 recognized on these convertible promissory notes amounts to $10,963 included in interest and bank charges in the statements of operations.

Subsequent to the reporting period, on January 11, 2016, the Company consolidated all obligations to CMGT under a single Convertible Promissory Note due on or before June 1, 2018 (the “Consolidated Note”), as detailed in note 13.

8.	DERIVATIVE LIABILITIES

In connection with the issuance of convertible promissory notes as detailed in note 5 to the financial statements, the Company may sell options or warrants to purchase the Company’s common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The Company's derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, the Company’s current common stock price and expected dividend yield, and the expected volatility of the Company’s common stock price over the life of the option.

The following table summarizes the movements in derivative liabilities:

$
Face value of convertible promissory notes issued during Q2 2015	132,200
Day-one derivative loss recognized immediately	252,683
Derivative liabilities on issuance	384,883
Change in fair value of derivatives	(77,316)
Derivative liabilities as at June 30, 2015	307,567
Derivative liability on issuance	73,249
Change in fair value of derivatives	(217,605)
Derivative liabilities as at September 30, 2015	163,211
Derivative liability on issuance	12,451
Change in fair value of derivatives	2,596
Derivative liabilities as at December 31, 2015	178,258

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Financial Statements

As of December 31, 2015 (audited)

The multinomial lattice model was used to value the convertible notes and the embedded derivative liabilities at issuance and period end date, using the following assumptions.

December 31,
Assumptions	2015
Dividend yield	0.00%
Risk-free rate for term	0.08% - 0.41%
Volatility	382.1% - 404%
Remaining terms (years)	0.50 - 1
Stock price ($ per share)	1.12 - 1.35

9.	STOCKHOLDERS’ DEFICIENCY

Authorized:

The Company is authorized to issue up to 200,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

Issued and outstanding:

During the year ended December 31, 2014, the Company sold 21,600,000 (4,320,000 after reverse split) shares of its $0.001 par value common stock in a registered public offering for total cash proceeds of $27,000.

On February 25, 2015, the Company executed a 12 for 1 forward stock split of issued shares of common stock. Further, on July 27, 2015, the Company effectuated a 1 for 5 reverse stock split. The accompanying financial statements have been retrospectively adjusted for all periods presented to reflect the effect of the stock split.

On July 1, 2015, the Company issued 1,000,000 (200,000 after reverse split) shares of common stock pursuant to Exclusive License Agreement dated May 21, 2015 as explained in note 6 to the financial statements.

As at December 31, 2015 and December 31, 2014, there were 11,720,000 and 11,520,000 (after stock split) shares of common stock, respectively, issued out of the authorized 200,000,000 common shares.

10.	RELATED PARTY TRANSACTIONS

Accounts payable and accrued liabilities include the following balances owed to related parties:

December 31, 2015
Owed to Director Chitan Mistry for Director fees	$57,500
Owed to former Director Lucie Letellier for Director fees	53,750
Owed to shareholder company, Social Play, Inc, as remaining balance for license agreement	83,067

During 2015, the Company entered into an Exclusive License Agreement with Social Play, Inc. for the license to develop, market and sell products and services based upon intellectual property, as disclosed in Note 6. The total consideration of $630,000 was part payable in cash ($120,000) and part payable in the form of 1,000,000 (200,000 post-split) shares, valued at $0.0051 per share. During the year, the Company issued 200,000 shares of common stock, valued at $510,000 and made cash payments of $36,933 to Social Play Inc. as consideration.

Office space and services are provided without charge by an officer and director of the Company. Such costs are not significant to the financial statements and, accordingly, have not been reflected therein.

During the years ended December 31, 2015 and 2014, fees charged by directors amounted to $111,250 (including $50,000 bonus) and $nil, respectively.

11.	INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at US corporate tax rate of approximately 35% (2014: 35%) as follows:

	2015	2014

Net loss for the year	$(1,019,113)	$(51,050)
Expected income tax recovery from net loss	(356,690)	(17,868)
Change in valuation allowance	356,690	17,868
	—	—

Deferred tax assets

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2015:

Deferred Tax Assets - Non-current:	2015	2014
Tax effect of NOL Carryover	$374,767	18,078
Less valuation allowance	(374,767)	(18,078)
Deferred tax assets, net of valuation allowance	$—	$—

At December 31, 2015, the Company had net operating loss carryforwards of approximately $1,070,763 (2014: $51,650) that may be offset against future taxable income from the year 2016 to 2036. No tax benefit has been reported in the December 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

12.	COMMITMENTS

The Company has commitments to issue 1,000,000 (200,000 after reverse split) shares of common stock on or before each anniversary pursuant to Exclusive License Agreement dated May 21, 2015 as explained in note 6 to the financial statements.

13.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to April 14, 2016, the date the financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined the following subsequent event to report:

On January 11, 2016, the Company consolidated all of its obligations to CMGT under a single Convertible Promissory Note due on June 1, 2018 (the “Consolidated Note”). The Consolidated Note allows conversion of all amounts owed to CMGT under same amounts and terms as the original Notes as outlined in note 7. Under the Consolidated Note, the Company is obligated to pay quarterly payments of interest only commencing March 31, 2016, with all principal and interest due on or before June 1, 2018.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred that require disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2015.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the year ended December 31, 2015.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of December 31, 2015.

Management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

There were no changes in our internal control over financial reporting during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of April 4, 2016.

Name	Age	Position(s) and Office(s) Held
Chitan Mistry	39	Chief Executive Officer, Chief Financial Officer, and Director

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

Directors

The Company’s Bylaws provide that our number of directors shall be determined by resolution of the board of directors. We currently have one (1) directors

Family Relationships

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

Code of Ethics

As of December 31, 2015, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We presently do not have employment or compensation agreements with any of our named executive officers and have not established any overall system of executive compensation or any fixed policies regarding compensation of executive officers.  We are currently in the process of developing a compensation system, to include both cash and the issuance of stock, for our executive officers.

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2015, and 2014:

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years ended December 31, 2014 and 2013, for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[3]	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chitan Mistry, CEO, CFO, and Director	2015 2014	$32,500 $n/a	$25,000 n/a	0 n/a	0 $n/a	0 n/a	0 n/a	0 n/a	$57.500 $n/a
Lucie Letellier, former CFO and Director	2015 2014	$28,750 $n/a	$25,000 n/a	0 n/a	0 $n/a	0 n/a	0 n/a	0 n/a	$53,750 $n/a
Jose Soto, former officer	2015 2014	$n/a $0	$n/a 0	$n/a 0	$n/a $0	$n/a 0	$n/a 0	$n/a 0	$n/a $0

Narrative Disclosure to the Summary Compensation Table

During the fiscal year ended December 31, 2015, our executive officers earned the compensation set forth above. Due to cash constraints, we were unable to pay the salaries earned, and they have been included in our accounts payable and accrued liabilities.

Stock Option Grants

We have not granted any stock options to the executive officers since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Chitan Mistry, CEO, CFO, and Director	-	-	-	-	-	-	-	-	-
Lucie Letellier, former CFO and Director	-	-	-	-	-	-	-	-	-
Jose Soto, former officer	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors as of the fiscal year ended December 31, 2015.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chitan Mistry	-	-	-	-	-	-	-
Lucie Letellier, former director	-	-	-	-	-	-	-
Jose Soto, former director	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their service as members of the Board of Directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of March 31, 2016, the number of shares of common stock of our Company that are beneficially owned. The percentages below are calculated based on 11,770,003 shares of our common stock issued and outstanding as of March 31, 2016.

Name and address of beneficial owner(1)	Title of Class	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
Chitan Mistry 2532 Open Range Dr. Fort Worth TX 76177	Common	0	0%
Total of All Directors and Executive Officers:	Common	0	0%

Other More Than 5% Beneficial Owners:
Matthew Harrington 1568 Merivale Rd., Ste. 314 Ottawa, ON K2G 5Y7 Canada	Common	7,200,000	61.17%

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

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

1.                  Office space and services are provided without charge by our sole officer and director.

2.                  During the last quarter of 2015, we issued 200,000 shares of common stock, valued at $510,000, pursuant to the Exclusive License Agreement (the “Agreement”) with Social Play, Inc. regarding the “SP Cloud Goods” system.

3.                  Our accounts payable and accrued liabilities as of December 31, 2015 include the following balances owed to related parties:

Owed to Director Chitan Mistry for Director fees	$57,500
Owed to former Director Lucie Letellier for Director fees	$53,750
Owed to shareholder company, Social Play, Inc, as remaining balance for license agreement	$83,067

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2015	$6,000	$5,750	$-	$-
2014	$4,500	$7,000	$-	$23

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation(4)
3.3	Bylaws(1)
10.1	Exclusive License Agreement with Social Play, Inc.(2)
10.2	Investor Relations Consulting Agreement with Robert Farrill(3)
10.3	Investor Relations Consulting Agreement with DMM Enterprise, LLC(3)
10.4	Convertible Promissory Note with CMGT, Inc.(5)
10.5*	Corporate Advisory Services Agreement - Ten West Holding Inc.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL)

(1)	Incorporated by reference to Registration Statement on Form S-1 filed February 4, 2014
(2)	Incorporated by reference to Current Report on Form 8-K filed May 21, 2015
(3)	Incorporated by reference to Current Report on Form 8-K filed June 12, 2015
(4)	Incorporated by reference to Current Report on Form 8-K filed July 2, 2015
(5)	Incorporated by reference to Current Report on Form 8-K filed April 12, 2016
*	Filed herewith
**	These interactive data files are deemed “furnished” and not “filed.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SocialPlay USA, Inc.

By: /s/ Chitan Mistry Chitan Mistry

Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and sole Director
Date: April 14, 2016

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Chitan Mistry Chitan Mistry

Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and sole Director
Date: April 14, 2016

