Form 10-Q
period 2016-03-31
SocialPlay USA, Inc.
filed 2016-05-23
CIK 1597929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,820,000 common shares as of May 20, 2016.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015 (audited);
F-2	Condensed Statements of Operations for the Three Months ended March 31, 2016 and 2015 (unaudited);
F-3	Condensed Statements of Cash Flows for the Three Months ended March 31, 2016 and 2015 (unaudited);
F-4	Notes to Condensed Financial Statements.

3

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Condensed Balance Sheets

As of March 31, 2016 (unaudited) and December 31, 2015 (audited)

(Expressed in United States Dollars)

	March 31,	December 31,
	2016	2015
	$	$
Current assets
Cash	382	69
Prepaid expenses	5,588	26,210
Total assets	5,970	26,279

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities [note 8]	370,265	302,955
Convertible promissory notes [note 4]	—	58,829
Derivative liabilities [note 5]	—	178,258
Total current liabilities	370,265	540,042

Convertible promissory notes [note 4]	38,637	—
Derivative liabilities [note 5]	208,896	—
Total liabilities	617,798	540,042

Stockholders' deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively [note 6]	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 11,770,000 and 11,720,000 common shares issued and outstanding as of March 31, 2016 and December 31, 2015 respectively [note 6]	11,770	11,720
Additional paid-in capital	601,230	545,280
Accumulated deficit	(1,224,828)	(1,070,763)
Total stockholders' deficiency	(611,828)	(513,763)
Total liabilities and stockholders' deficiency	5,970	26,279
Commitments [note 7]

See accompanying notes

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Condensed Statements of Operations

For the Three Months ended March 31, 2016 and 2015 (unaudited)

(Expressed in United States Dollars)

	For the three months	For the three months
	Ended March 31,	Ended March 31,
	2016	2015
	$	$

REVENUE	—	—

EXPENSES
Legal and professional fees	13,063	21,609
Consulting fees - Investor relations	135,499	—
Transfer agent fees	1,490	2,640
Directors' fees and other charges [note 8]	7,500	—
Other operating expenses	145	1,023
Total operating expenses	157,697	25,272

Interest and bank charges	19,928	—
Gain on extinguishment of debt [note 4]	(11,462)	—
Change in fair value of derivatives [note 5]	(12,098)	—
(Income) loss before income taxes	154,065	25,272

Income taxes	—	—
Net loss for the period	(154,065)	(25,272)
loss per share, basic and diluted	(0.0131)	(0.0022)
Weighted average number of common shares outstanding	11,743,889	11,520,000

See accompanying notes

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Condensed Statements of Cash Flows

For the Three Months ended March 31, 2016 and 2015 (unaudited)

(Expressed in United States Dollars)

	Period ended	Period ended
	March 31	March 31,
	2016	2015
	$	$

OPERATING ACTIVITIES
Net loss for the period	(154,065)	(25,272)

Shares issued for services	56,000
Interest expense - accretion of convertible notes	14,056	—
Gain on extinguishment of debt [note 4]	(11,462)	—
Change in fair value of derivatives [note 5]	(12,098)	—
Net change in non-cash working capital balances:
Prepaid expenses	20,622	—
Accounts payable and accrued liabilities	67,310	18,749
Cash used in operating activities	(19,637)	(6,523)

FINANCING ACTIVITIES
Proceeds from issuance of convertible promissory notes	19,950	—
Cash provided by financing activities	19,950	—

Net increase (decrease) in cash during the period	313	(6,523)
Cash, beginning of period	69	6,544
Cash, end of period	382	21

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	—	—
Cash paid for interest	—	—

See accompanying notes

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of March 31, 2016 (unaudited)

(Expressed in United States Dollars)

Note 1 – History and Organization of the Company

The Company was incorporated on December 31, 2013 (Date of Inception) under the laws of the State of Nevada, as Artesanias Corp. (the “Company”). On June 12, 2015, the Board of Directors of the Company changed the name from Artesanias Corp. to SocialPlay USA, Inc. to reflect the business focus of the Company. The Company plans to develop a business that provides marketing, monetization, and support services for the companies in gaming and mobile application markets.

The Company has limited operations and is considered to be in the development stage.

Note 2 – Going Concern

The Company’s unaudited condensed financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $1,224,828 and a working capital deficit of $364,295 as of March 31, 2016. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2016 or for any other interim period. The unaudited condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2015.

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

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of March 31, 2016 (unaudited)

(Expressed in United States Dollars)

Reclassification of comparative figures

Certain of the prior period figures have been reclassified to align with Management’s current view of the Company’s operations.

Recently Issued Accounting Standards

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 4 – Convertible Promissory Notes

The outstanding convertible promissory notes as at December 31, 2015 represent obligations of the Company to CMGT Inc. (CMGT). The movement in this obligation is as follows:

$
Promissory notes issued during 2015	229,180
Discount recognised due to embedded derivatives	(217,900)
Accretion on notes for 2015	47,549
Accreted value of notes as at December 31, 2015	58,829

On January 11, 2016, the Company consolidated all of its obligations to CMGT under a single Convertible Promissory Note due June 1, 2018 (the “Note”) and recognized gain on extinguishment of debt amounting to $11,462. The Note bears interest at a rate of ten percent (10%) per year, with all principal and interest due on or before June 1, 2018. Under the Note, the Company is obligated to pay quarterly payments of interest only commencing March 31, 2016. The Company may prepay the Note in whole or in part without penalty. The Note is convertible at a price equal to sixty percent (60%) of the market price for its common stock, which is defined as the average of the lowest three closing bid prices for the common stock in the ten trading days preceding the conversion. The conversion price of the Note is also subject to adjustment in the event of certain stock issuances which are lower than the conversion price otherwise in effect at the time of the conversion. In addition, CMGT’s right to convert is limited such that no conversion can be made which would result in CMGT or its affiliates owning more than 4.99% of the issued and outstanding common stock of the Company following the conversion.

Promissory notes issued during 2015	229,180
Promissory notes issued during Q1 2016	19,950
Discount recognised due to embedded derivatives	(217,959)
Accretion on notes for Q1 2016	7,466
Accreted value of notes as at March 31, 2016	38,637

As of March 31, 2016, total principal due under the Note was $249,130, and accrued interest totaled $16,794 (December 31, 2015: $229,180 and $10,963).

The embedded conversion features and reset feature in the notes were accounted for as a derivative liability based on FASB guidance (also refer note 5).

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of March 31, 2016 (unaudited)

(Expressed in United States Dollars)

Details of the advances under the convertible promissory note issued are as follows:

Advance Date	Amount
$
June 9, 2015	28,000
June 10, 2015	60,000
June 11, 2015	30,000
June 15, 2015	14,200
July 1, 2015	35,000
July 11, 2015	17,980
August 14, 2015	28,000
December 1, 2015	16,000
February 12, 2016	9,000
February 23, 2016	10,950
249,130

Interest expense for the quarter ended March 31, 2016 recognized on these convertible promissory notes amounts to $5,831 included in interest and bank charges in the statements of operations.

Note 5 – Derivative Liabilities

In connection with the issuance of convertible promissory notes, the Company may sell options or warrants to purchase Company’s common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The Company's derivative instrument liabilities are re-valued at amendment and at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option.

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of March 31, 2016 (unaudited)

(Expressed in United States Dollars)

The following table summarizes the movements in derivative liabilities:

$
Face value of convertible promissory notes issued during Q2 2015	132,200
Day-one derivative loss recognized immediately	252,683
Derivative liabilities on issuance	384,883
Change in fair value of derivatives	(77,316)
Derivative liabilities as at June 30, 2015	307,567
Derivative liability on issuance	73,249
Change in fair value of derivatives	(217,605)
Derivative liabilities as at September 30, 2015	163,211
Derivative liability on issuance	12,369
Change in fair value of derivatives	2,678
Derivative liabilities as at December 31, 2015	178,258
Change due to Debt Extinguishment	(175,223)
Change due to Consolidated Debt Re-issuance (note 4)	217,959
Change in Fair Value	(12,098)
Fair value at March 31, 2016	208,896

The multinomial lattice model was used to value the convertible notes and the embedded derivative liabilities at issuance and period end date, using the following assumptions.

March 31,
Assumptions	2016
Dividend yield	0.00%
Risk-free rate for term	0.18% - 0.94%
Volatility	381%
Remaining terms (years)	0.19-2.17 years
Stock price ($ per share)	1.10-2.14

Note 6 – Stockholders’ Deficiency

Authorized:

The Company is authorized to issue up to 200,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of March 31, 2016 (unaudited)

(Expressed in United States Dollars)

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

As at March 31, 2016 and December 31, 2015, there were 11,770,000 (after stock split) and 11,720,000 (after stock-split) shares of common stock respectively, issued out of the authorized 200,000,000 common shares.

On February 17, 2016, the Company issued 50,000 shares of common stock to Ten West Holdings, Inc. as consideration for corporate advisory services amounting to $56,000 pursuant to agreement dated November 16, 2015. All services have been performed as of February 16, 2016.

Note 7 – Commitments

The Company has commitments to issue 1,000,000 (200,000 after reverse split) shares of common stock on or before each anniversary pursuant to Exclusive License Agreement dated May 21, 2015 as explained in note 4 to the condensed financial statements.

Note 8 – Related Party Transactions

On April 27, 2015, the Company entered into an Exclusive License Agreement (the “Agreement”) with related party Social Play, Inc. (“Social Play”). Under the Agreement, the Company has been granted the exclusive rights within the U.S. and Canada to develop, market and sell products and services based upon Social Play’s patent-pending “SP Cloud Goods” system.

Accounts payable and accrued liabilities include the following balances owed to related parties:

March 31, 2016
Owed to Director Chitan Mistry for Director fees	$65,000
Owed to former Director Lucie Letellier for Director fees last year	53,750
Owed to shareholder company, Social Play, Inc, as remaining balance for license agreement	83,067

Office space and services are provided without charge by an officer and director of the Company. Such costs are not significant to the condensed financial statements and, accordingly, have not been reflected therein.

Other than disclosed elsewhere in the condensed financial statements, the only related party transaction during the period ended March 31, 2016 and 2015 is directors’ fees to $7,500 and $nil respectively.

Note 9 – Subsequent Events

The Company’s management has evaluated subsequent events up to May 20, 2016 the date the unaudited condensed financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined the following subsequent events:

On April 15, 2016, the Company issued 50,000 shares of common stock to Ten West Holdings, Inc. as consideration for corporate advisory services amounting to $77,500 pursuant to agreement dated March 9, 2016. All services are expected to be performed by June 10, 2016.

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

Results of Operations

Balance Sheet – As at March 31, 2016 and December 31, 2015:

Cash

At March 31, 2016 we had cash of $382 compared to $69 as at December 31, 2015.

Prepaid expenses

At March 31, 2016 we had prepaid expenses of $5,588 compared to $26,210 as at December 31, 2015. The amount relates to the unamortized balance of the payments made in connection with advisory services provided by consultants. The decrease is due to the amortization during the period.

Accounts payable and accrued liabilities

At March 31, 2016 we had $370,265 of accounts payable and accrued liabilities as compared to $302,955 as at December 31, 2015. The balance primarily represents $118,750 payable to directors as consideration for their services, $83,067 payable to Social Play Inc. in connection with the license agreement, $46,277 payable to Ten West Holdings Inc. as consideration for Corporate Advisory services and $54,000 for advertising services.

Convertible promissory notes and derivative liabilities

During the previous year, we entered into agreements with CMGT and issued them convertible promissory notes. As of March 31, 2016, the total principal due was $249,130 ($229,180 as of December 31, 2015) and interest accrued on these notes during the period amounted to $5,831 ($10,963 for the year ended December 31, 2015).

On January 11, 2016, the Company consolidated all of its obligations to CMGT under a single Convertible Promissory Note due June 1, 2018. These amounts were accordingly reclassified to long-term liabilities.

Statement of Operations - For the three months ended March 31, 2016 and 2015:

Expenses

We have not earned any revenues since our inception. During the quarter ended March 31, 2016, we incurred total operating expenses of $157,697, which consisted of consulting fees for investor relations of $135,499, legal and professional fees of $13,063, directors’ fees and other charges of $7,500, transfer agent fees of $1,490, and other expenses of $145. We also incurred interest and bank charges of $19,928 and recorded a gain on extinguishment of debt in the amount of $11,462 and a gain on the change in fair value of derivatives of $12,098. Our net loss for the quarter ended March 31, 2016 was $154,065. By comparison, during the quarter ended March 31, 2015, we incurred operating expenses and a net loss of $25,272. Expenses during the quarter ended March 31, 2015 consisted of legal and professional fees of $21,609, transfer agent fees of $2,640, and other operating expenses of $1,023.

Our expenses and net loss increased for the quarter ended March 31, 2016 as compared to the same period last year primarily due to increased expenses for investor relations consulting fees. We anticipate our operating expenses will increase as we move toward developing more active operations in our current line of business.

Liquidity and Capital Resources

As of March 31, 2016, we had current assets of $5,970, consisting of prepaid consulting expenses of $5,588 and cash $382. Our current liabilities as of March 31, 2016 were $370,265, consisting of accounts payable and accrued liabilities of $370,265. Thus, we had a working capital deficit of $364,295 as of March 31, 2016.

Cash Used in Operating Activities. Operating Activities used a net $19,637 in cash for the quarter ended March 31, 2016, as compared to a net $6,523 for the same period last year.

Cash Flows from Financing Activities. During the quarter ended March 31, 2016, financing activities provided $19,950 in cash, all from the issuance of convertible promissory note obligations. Financing activities provided no cash during the same period last year.

In recent months, we have relied upon financing in the form of convertible promissory notes from CMGT, Inc. (“CMGT”). On January 11, 2016, we consolidated all of our obligations to CMGT under a single Convertible Promissory Note due June 1, 2018 (the “Note”). The Note bears interest at a rate of ten percent (10%) per year, with all principal and interest due on or before June 1, 2018. Under the Note, we are obligated to pay quarterly payments of interest only commencing March 31, 2016. We may prepay the Note in whole or in part without penalty. The Note is convertible at a price equal to sixty percent (60%) of the market price for our common stock, which is defined as the average of the lowest three closing bid prices for our common stock in the ten trading days preceding the conversion. The conversion price of the Note is also subject to adjustment in the event of certain stock issuances which are lower than the conversion price otherwise in effect at the time of the conversion. In addition, CMGT’s right to convert is limited such that no conversion can be made which would result in CMGT or its affiliates owning more than 4.99% of our issued and outstanding common stock following the conversion. This limit may be waived at CMGT option with 61 days’ prior notice.

As of March 31, 2016, total principal due under the Note was $249,130, and accrued interest totaled $16,794. The Note has a face value of $500,000, and additional advances to us up to that maximum amount may be made from time to time in the discretion of CMGT.

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

Off Balance Sheet Arrangements

As of March 31, 2016, there were no off balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being March 31, 2016.  This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

SocialPlay USA, Inc.

Date:	May 23, 2016

By:	/s/ Chitan Mistry Chitan Mistry
Title:	Chief Executive Officer, Chief Financial Officer and Director

