Form 10-Q
period 2016-06-30
SocialPlay USA, Inc.
filed 2017-01-13
CIK 1597929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-193736

SocialPlay USA, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-4412037
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8275 S. Eastern Avenue, Suite 200, Las Vegas NV 89123
(Address of principal executive offices)

(702) 430-2850
(Registrant’s telephone number)

2532 Open Range Dr., Fort Worth TX 76177
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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,820,000 common shares as of January 13, 2017.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015 (audited);
F-2	Condensed Statements of Operations for the Three and Six Months ended June 30, 2016 and 2015 (unaudited);
F-3	Condensed Statements of Cash Flows for the Six Months ended June 30, 2016 and 2015 (unaudited);
F-4	Notes to Condensed Financial Statements.

3

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Condensed Balance Sheets

As of June 30, 2016 (unaudited) and December 31, 2015 (audited)

	June 30,	December 31,
	2016	2015
	$	$
Current assets
Cash	340	69
Prepaid expenses	-	26,210
Total assets	340	26,279

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable [note 9]	341,962	279,879
Accrued liabilities	46,088	23,076
Convertible promissory notes [note 5]	-	58,829
Derivative liabilities [note 6]	-	178,258
Total Current Liabilities	388,050	540,042
Non-current liabilities
Convertible promissory notes [note 5]	54,223	-
Derivative Liabilities [note 6]	266,628	-
Total Liabilities	708,901	540,042

Stockholders' deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively [note 7]	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 11,820,000 and 11,720,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015 [note 7]	11,820	11,720
Additional paid-in capital	678,680	545,280
Accumulated deficit	(1,399,061)	(1,070,763)
Total stockholders' deficiency	(708,561)	(513,763)
Total liabilities and stockholders' deficiency	340	26,279

See accompanying notes

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Condensed Statements of Operations

For the Three and Six Months ended June 30, 2016 and 2015 (unaudited)

	Three months	Three months		Six months	Six months
	ended June 30,	ended June 30,		ended June 30,	ended June 30,
	2016	2015		2016	2015
	$	$		$	$
REVENUE	—	—		—	—

EXPENSES
Legal and professional fees	13,994	23,503		27,057	45,113
Advertising and promotion	5,000	54,473		5,000	54,473
Consulting fees - Investor relations	97,088	18,968		232,587	18,968
Transfer agent fees	12,265	1,750		13,755	4,390
Directors' fees	7,500	15,000		15,000	15,775
Other operating expenses	1,195	12,800		1,340	12,800
Total operating expenses	137,042	126,494		294,739	151,519

Interest and bank charges	17,600	7,879		37,528	8,127
Gain on extinguishment of debt	-		-	(11,462)	-
Day-one derivative loss [note 5 and 6]	-	252,683		-	252,683
Licensing fees [note 4]	-	630,000		-	630,000
Change in fair value of derivatives [note 5 and 6]	19,591	(77,316)		7,493	(77,316)
Net loss for the year before income taxes	174,233	939,740		328,298	965,013

Income taxes	—	—		—	—
Net and comprehensive loss for the period	(174,233)	(939,740)		(328,298)	(965,013)

Loss per share, basic and diluted	(0.0148)	(0.0815)		(0.0278)	(0.0837)

Weighted Average Number of common shares outstanding	11,812,222	11,520,000		11,778,242	11,520,000

See accompanying notes

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Condensed Statements of Cash Flows

For the Six Months ended June 30, 2016 and 2015 (unaudited)

	Six months	Six months
	ended June 30,	ended June 30,
	2016	2015
	$	$
OPERATING ACTIVITIES
Net loss for the period	(328,298)	(965,013)
Shares issued for services	133,500	-
Interest expense - accretion of convertible notes	24,783	7,025
Day-one derivative loss	-	252,683
Licensing fees [Note 4]	-	630,000
Change in fair value of derivatives	7,493	(77,316)
Gain on extinguishment of debt	(11,462)	-
Net change in non-cash working capital balances:
Prepaid expenses	26,210	(71,532)
Accounts payable and accrued liabilities	85,095	95,486
Cash used in operating activities	(62,679)	(128,667)

FINANCING ACTIVITIES
Proceeds from issuance of convertible promissory notes	62,950	132,200
Cash provided by financing activities	62,950	132,200

Net increase (decrease) in cash during the year	271	(6,467)
Cash, beginning of the period	69	6,544
Cash, end of period	340	77

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	—	—
Cash paid for interest	—	—

See accompanying notes

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of June 30, 2016 (unaudited)

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

Note 2 – Going Concern

The Company’s unaudited condensed financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $1,399,061 and a working capital deficit of $387,710 as of June 30, 2016. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas involving significant estimates and assumptions include valuation of derivatives, valuation allowance for deferred tax assets, accruals and going concern assessment.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Actual results could materially differ from those estimates

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of June 30, 2016 (unaudited)

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

Note 4 – Prepaid Licensing Fees

Pursuant to Exclusive License Agreement dated May 21, 2015 with a third party, the Company acquired an exclusive license to develop, market and sell products and services based upon any and all intellectual property. The initial term of this Agreement was five years. This Agreement may be renewed for an additional five year term upon written notice to be given by the Company no later than thirty days prior to the expiration of the initial term. In consideration for the license granted hereunder, the Company issued to the third party 1,000,000 (200,000 after reverse split) shares of common stock. In addition, the Company shall issue 1,000,000 (200,000 after reverse split) shares of common stock on or before each anniversary of this Agreement for so long as it shall remain in effect. The Company also agreed to make payments totalling $120,000 to the third party through an agreed payment schedule.

As technological feasibility was not yet achieved, the Company recognized as expense the total consideration due of $630,000, $120,000 being payable in cash and $510,000 in the form of 1,000,000 (200,000 after reverse split) shares of common stock issued on July 1, 2015, valued at the market price of $0.51 per share.

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

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of March 31, 2016 (unaudited)

Note 5 – Convertible Promissory Notes (continued)

Promissory notes issued during 2015	229,180
Promissory notes issued during Q1 2016	19,950
Discount recognised due to embedded derivatives	(217,959)
Accretion on notes for Q1 2016	7,466
Accreted value of notes as at March 31, 2016	38,637
Promissory notes issued during Q2 2016	43,000
Discount recognised due to embedded derivatives	(38,141)
Accretion on notes for Q2 2016	10,727
Accreted value of notes as at June 30, 2016	54,223

 As of June 30, 2016, total principal due under the Note was $292,130, and accrued interest totaled $23,625 (December 31, 2015: $229,180 and $10,963).

The embedded conversion features and reset feature in the notes were accounted for as a derivative liability based on FASB guidance (also refer note 5).

Details of the advances under the convertible promissory note issued are as follows:

Advance Date	Amount
$
June 9, 2015	28,000
June 10, 2015	60,000
June 11, 2015	30,000
June 15, 2015	14,200
July 1, 2015	35,000
July 11, 2015	17,980
August 14, 2015	28,000
December 1, 2015	16,000
February 12, 2016	9,000
February 23, 2016	10,950
May 05, 2016	10,000
June 02, 2016	22,000
June 17, 2016	11,000
292,130

Interest expense for the quarter ended June 30, 2016 recognized on these convertible promissory notes amounts to $6,554.61 included in interest and bank charges in the statements of operations. Interest expense for the six month period ended June 30, 2016 amounts to $12,385.61.

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

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of March 31, 2016 (unaudited)

Note 6 – Derivative Liabilities (continued)

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

The following table summarizes the movements in derivative liabilities:

$
Face value of convertible promissory notes issued during Q2 2015	132,200
Day-one derivative loss recognized immediately	252,683
Derivative liabilities on issuance	384,883
Change in fair value of derivatives	(77,316)
Derivative liabilities as at June 30, 2015	307,567
Derivative liability on issuance	73,249
Change in fair value of derivatives	(217,605)
Derivative liabilities as at September 30, 2015	163,211
Derivative liability on issuance	12,369
Change in fair value of derivatives	2,678
Derivative liabilities as at December 31, 2015	178,258
Change due to Debt Extinguishment	(175,223)
Change due to Consolidated Debt Re-issuance (note 4)	217,959
Change in Fair Value	(12,098)
Derivative liabilities as at March 31, 2016	208,896
Derivative liability on issuance	38,141
Change in fair value of derivatives	19,591
Fair value as at June 30, 2016	266,628

The multinomial lattice model was used to value the convertible notes and the embedded derivative liabilities at issuance and period end date, using the following assumptions.

June 30,
Assumptions	2016
Dividend yield	0.00%
Risk-free rate for term	0.20% - 0.72%
Volatility	334.0%-361.7%
Remaining terms (years)	0-2.07 years
Stock price ($ per share)	0.70-1.19

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of March 31, 2016 (unaudited)

Note 7 – Stockholders’ Deficiency

Authorized:

The Company is authorized to issue up to 200,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

Issued and outstanding:

On February 25, 2015, the Company executed a 12 for 1 forward stock split of issued shares of common stock. Further, on July 27, 2015, the Company effectuated a 1 for 5 reverse stock split. The accompanying condensed financial statements have been retrospectively adjusted for all periods presented to reflect the effect of the forward and reverse stock split.

On July 1, 2015, the Company issued 1,000,000 (200,000 after reverse split) shares of common stock pursuant to Exclusive License Agreement dated May 21, 2015 as explained in note 4 to the condensed financial statements.

As at June 30, 2016 and December 31, 2015, there were 11,820,000 (after stock split) and 11,720,000 (after stock-split) shares of common stock respectively, issued out of the authorized 200,000,000 common shares.

On February 17, 2016, the Company issued 50,000 shares of common stock to Ten West Holdings, Inc. as consideration for corporate advisory services amounting to $56,000 pursuant to agreement dated November 16, 2015. All services have been performed as of February 16, 2016.

On April 15, 2016, the Company issued 50,000 shares of common stock to Ten West Holdings, Inc. as consideration for corporate advisory services amounting to $77,500 pursuant to agreement dated March 9, 2016. All services have been performed as of June 10, 2016.

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

Accounts payable and accrued liabilities include the following balances owed to related parties:

	June 30, 2016	June 30, 2015
Owed to Director Chitan Mistry for Director fees	$72,500	65,000
Owed to former Director Lucie Letellier for Director fees last year	53,750	53,750
Owed to shareholder company, Social Play, Inc, as remaining balance for license agreement	83,067	83,067

Office space and services are provided without charge by an officer and director of the Company. Such costs are not significant to the condensed financial statements and, accordingly, have not been reflected therein.

Other than disclosed elsewhere in the condensed financial statements, the only related party transaction during the six months ended June 30, 2016 and 2015 is directors’ fees of $15,000 and $15,775 respectively. During the three months ended June 30, 2016 and 2015, directors’ fees were $7,500 and $15,000 respectively.

SocialPlay USA, Inc. (formerly Artesanias Corp.)

Notes to Condensed Financial Statements

As of March 31, 2016 (unaudited)

Note 10 – Subsequent Events

The Company’s management has evaluated subsequent events up to January 13, 2017 the date the unaudited condensed financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined the following subsequent events:

On August 22, 2016, the Company entered into a Severance Agreement and Mutual Release (the “Agreement”) with the former President, CEO, and director Chitan Mistry. In connection with Mr. Mistry’s resignation, the Company paid him a severance payment in the amount of $10,000 pursuant to the terms of the Agreement. Under the Agreement, Mr. Mistry and the company also provided mutual general releases of any liability to one another.

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

On August 22, 2016, the board of directors appointed Robert Rosner as our new President, CEO, CFO and Director. Following this appointments, the board accepted the resignation of Chitan Mistry as our former sole officer and director.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations

Balance Sheet – As at June 30, 2016 and December 31, 2015:

Cash

At June 30, 2016 we had cash of $340 compared to $69 as at December 31, 2015.

Prepaid expenses

At June 30, 2016 we had prepaid expenses of $nil compared to $26,210 as at December 31, 2015. The amount relates to the unamortized balance of the payments made in connection with advisory services provided by consultants. The consulting contracts expired on May 26, 2016 and the entire amount was amortized.

Accounts payable and accrued liabilities

At June 30, 2016 we had $388,050 of accounts payable and accrued liabilities as compared to $302,955 as at December 31, 2015. The balance primarily represents $126,250 payable to directors as consideration for their services, $83,067 payable to Social Play Inc. in connection with the license agreement, $54,000 for advertising services, $20,385 payable to Clark Corporate Law Group for legal services, $46,277 payable to Ten West Holdings as consideration for consulting services, $2,062 payable to Laxague Law for legal services, $1,290 payable to Globex for transfer agent services, accrued interest of $23,625 and accrued expenses of $22,463.

Convertible promissory notes and derivative liabilities

During the previous year, we entered into agreements with CMGT and issued them convertible promissory notes. As of June 30, 2016, the total principal due was $292,130 ($229,180 as of December 31, 2015) and interest accrued on these notes during the six month period ending June 30 amounted to $12,385.61 ($10,963 for the year ended December 31, 2015).

On January 11, 2016, the Company consolidated all of its obligations to CMGT under a single Convertible Promissory Note due June 1, 2018. These amounts were accordingly reclassified to long-term liabilities.

Statement of Operations - For the three and six months ended June 30, 2016 and June 30, 2015 respectively:

Expenses

Three months ended June 30, 2016 and June 30, 2015

We have not earned any revenues since our inception. During the three months ended June 30, 2016, we incurred operating expenses of $137,042, which consisted of consulting fees for investor relations of $97,088, legal and professional fees of $13,994, directors’ fees and other charges of $7,500, transfer agent fees of $12,265, and other expenses of $1,195. We also incurred interest and bank charges of $17,600 and a loss on the change in fair value of derivatives of $19,591. Our net loss for the three months ended June 30, 2016 was $174,233. By comparison, during the three months ended June 30, 2015, we incurred operating expenses and a net loss of $939,740. Expenses during the three months ended June 30, 2015 consisted of day one derivative loss on convertible promissory notes of $252,683, licensing fees of $630,000, legal and professional fees of $23,503, advertising and promotion of $54,473, consulting fees in connection with investor relations of $18,968, and directors’ fees of $15,000

Six months ended June 30, 2016 and June 30, 2015

We incurred expenses and a net loss in the amount of $328,298 for the six months ended June 30, 2016 as compared to expense and net loss in the amount of $965,013 for the six months ended June 30, 2015. Our expenses during the current six month period mainly consisted of consulting fees for investor relations of $232,587 (Six months ended June 30, 2015: $18,968), legal and professional fees of $27,057 (Six months ended June 30, 2015: $45,113), directors’ fees and other charges of $15,000 (Six months ended June 30, 2015: $15,775), transfer agent fees and stock filing charges of $13,755 (Six months ended June 30, 2015: $4,390), advertising and promotion of $5,000 (Six months ended June 30, 2015: $54,473), and other operating expenses of $1,340 (Six months ended June 30, 2015: $12,800). We also incurred interest and bank charges of $37,528 (Six months ended June 30, 2015: $8,127), and a loss on the change in fair value of derivatives of $7,493 (Six months ended June 30, 2015: $77,316).

Our expenses and net loss decreased for the three and six months ended June 30, 2016 as compared to the same period last year primarily due to day one derivative expense and write-off of license fees contract. We anticipate our operating expenses will increase as we move toward developing more active operations in our current line of business.

Liquidity and Capital Resources

As of June 30, 2016, we had cash of $340. Our current liabilities as of June 30, 2016 were $388,050, consisting of $126,250 payable to directors as consideration for their services, $83,067 payable to Social Play Inc. in connection with the license agreement, $54,000 for advertising services, $20,385 payable to Clark Corporate Law Group for legal services, $46,277 payable to Ten West Holdings as consideration for consulting services, $2,062 payable to Laxague Law for legal services, $1,290 payable to Globex for transfer agent services, accrued interest of $21,920 and accrued expenses of $22,463. Thus, we had a working capital deficit of $387,710 as of June 30, 2016.

Cash Used in Operating Activities. Operating Activities used a net $62,679 in cash for the period ended June 30, 2016, as compared to a net $128,667 for the same period last year.

Cash Flows from Financing Activities. During the period ended June 30, 2016, financing activities provided $62,950 in cash, all from the issuance of convertible promissory note obligations, as compared to $132,200 for the same period last year.

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

As of June 30, 2016, total principal due under the Note was $292,130, and accrued interest totaled $23,625. The Note has a face value of $500,000, and additional advances to us up to that maximum amount may be made from time to time in the discretion of CMGT.

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

Off Balance Sheet Arrangements

As of June 30, 2016, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Currently, we do not believe that any accounting policies fit this definition.

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

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being June 30, 2016.  This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

SocialPlay USA, Inc.

Date:	January 13, 2017

By:	/s/ Robert Rosner Robert Rosner
Title:	Chief Executive Officer, Chief Financial Officer and Director

