Form 10-Q
period 2016-09-30
SocialPlay USA, Inc.
filed 2017-03-31
CIK 1597929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

(702) 430-2850
(Registrant’s telephone number)

__________________________________________________
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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,820,003 common shares as of March 31, 2017.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015 (audited);
F-2	Condensed Statements of Operations for the Three and Nine Months ended September 30, 2016 and 2015 (unaudited);
F-3	Condensed Statements of Cash Flows for the Nine Months ended September 30, 2016 and 2015 (unaudited);
F-4	Notes to Condensed Financial Statements.

3

SocialPlay USA, Inc.

Condensed Balance Sheets

As of September 30, 2016 (unaudited) and December 31, 2015 (audited)

	September 30,	December 31,
	2016	2015
	$	$
Current assets
Cash	62	69
Prepaid expenses	—	26,210
Total assets	62	26,279

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable	131,900	85,562
Accrued liabilities	50,006	23,076
Payable to related parties [Note 9]	133,817	194,317
Convertible promissory notes [Note 5]	73,403	58,829
Derivative liabilities [Note 6]	297,792	178,258
Total liabilities	686,918	540,042

Stockholders' deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively [Note 7]	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 11,820,003 and 11,720,000 common shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively [Note 7]	11,820	11,720
Additional paid-in capital	678,680	545,280
Shares to be issued	1,140,000	—
Accumulated deficit	(2,517,356)	(1,070,763)
Total stockholders' deficiency	(686,856)	(513,763)
Total liabilities and stockholders' deficiency	62	26,279

See accompanying notes

SocialPlay USA, Inc.

Condensed Statements of Operations

For the Three and Nine Months ended September 30, 2016 and 2015 (unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	$	$	$	$
REVENUE	—	—	—	—

EXPENSES
Legal and professional fees	9,306	18,585	36,363	63,697
Advertising and promotion	—	2,000	5,000	56,473
Consulting fees - Investor relations	1,000	34,500	233,587	53,468
Transfer agent fees	1,254	940	15,009	5,330
Directors' fees and other charges [Note 9]	—	65,000	15,000	80,775
Other operating expenses	148	4,497	1,488	17,297
Total operating expenses	11,708	125,522	306,447	277,040

Forgiveness of debt [Note 10]	(62,500)	—	(62,500)	—
Interest and bank charges	7,744	17,295	34,544	25,422
Accretion of discount on convertible notes	14,900	—	25,627	—
Day-one derivative loss [Note 5 and 6]	—	—	—	252,683
Licensing fees [Note 4]	1,140,000	—	1,140,000	630,000
Gain on extinguishment of debt	—	—	(11,462)	—
Change in fair value of derivatives [Note 5 and 6]	6,444	(217,605)	13,937	(294,921)
Loss (Income) before income taxes	(1,118,296)	(74,788)	1,446,593	890,224

Income taxes	—	—	—	—
Net income (loss) for the period	(1,118,296)	74,788	(1,446,593)	(890,224)

(Earnings) loss per share, basic and diluted	0.095	0.006	(0.123)	(0.076)

Weighted average number of common shares outstanding	11,820,003	11,720,000	11,792,161	11,720,000

See accompanying notes

SocialPlay USA, Inc.

Condensed Statements of Cash Flows

For the Nine Months ended September 30, 2016 and 2015 (unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2015
	$	$
OPERATING ACTIVITIES
Net loss for the period	(1,446,593)	(890,224)
Shares issued for services	133,500	—
Interest expense - accretion of convertible notes	39,683	18,991
Day-one derivative loss	—	252,683
License fees	1,140,000	630,000
Change in fair value of derivatives	13,937	(294,921)
Gain on extinguishment of debt	(11,462)	—
Net change in non-cash working capital balances:
Prepaid expenses	26,210	(59,032)
Accounts payable and accrued liabilities	12,768	159,809
Cash used in operating activities	(91,957)	(182,694)
INVESTING ACTIVITIES
Cash paid for license fees	—	(36,933)
Cash used in investing activities	—	(36,933)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—
Proceeds from stock receivable	—	—
Proceeds from issuance of convertible promissory notes	91,950	213,180
Cash provided by financing activities	91,950	213,180
Net (decrease) increase in cash during the period	(7)	(6,447)
Cash, beginning of period	69	6,544
Cash, end of period	62	97
Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	—	—
Cash paid for interest	—	—

See accompanying notes

SocialPlay USA, Inc.

Notes to Condensed Financial Statements

As of September 30, 2016 (unaudited)

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

Note 2 – Going Concern

The Company’s unaudited condensed financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company had an accumulated deficit of $2,517,356 and a working capital deficit of $686,856 as of September 30, 2016. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Notes to Condensed Financial Statements

As of September 30, 2016 (unaudited)

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

As technological feasibility was not achieved, during the year ended December 31, 2015 the Company recognized as expense the total consideration due of $630,000, $120,000 being payable in cash and $510,000 in the form of 1,000,000 (200,000 after reverse split) shares of common stock issued on July 1, 2015, valued at the market price of $0.51 per share.

Further, during the period ended September 30, 2016, the Company recognized as expense licensing fee of $1,140,000 representing the fair value of additional 1,000,000 shares to be issued under the agreement, valued at the market price of $1.14 per share.

Note 5 – Convertible Promissory Notes

The outstanding convertible promissory notes as at December 31, 2015 represent obligations of the Company to CMGT Inc. (CMGT). The movement in this obligation is as follows:

$
Promissory notes issued during 2015	229,180
Discount recognized due to embedded derivatives	(217,900)
Accretion on notes for 2015	47,549
Accreted value of notes as at December 31, 2015	58,829

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

SocialPlay USA, Inc.

Notes to Condensed Financial Statements

As of September 30, 2016 (unaudited)

Note 5 – Convertible Promissory Notes (continued)

$
Promissory notes issued during 2015	229,180
Promissory notes issued during Q1 2016	19,950
Discount recognized due to embedded derivatives	(217,959)
Accretion on notes for Q1 2016	7,466
Accreted value of notes as at March 31, 2016	38,637
Promissory notes issued during Q2 2016	43,000
Discount recognized due to embedded derivatives	(38,141)
Accretion on notes for Q2 2016	10,727
Accreted value of notes as at June 30, 2016	54,223
Promissory notes issued during Q3 2016	29,000
Discount recognized due to embedded derivatives	(24,720)
Accretion on notes for Q3 2016	14,900
Accreted value of notes as at September 30, 2016	73,403

 As of September 30, 2016, total principal due under the Note was $321,130, and accrued interest totaled $31,340 (December 31, 2015: $229,180 and $10,963).

The embedded conversion features and reset feature in the notes were accounted for as a derivative liability based on FASB guidance (also refer note 5).

Details of the advances under the convertible promissory note issued are as follows:

Advance Date	Amount
$
June 9, 2015	28,000
June 10, 2015	60,000
June 11, 2015	30,000
June 15, 2015	14,200
July 1, 2015	35,000
July 11, 2015	17,980
August 14, 2015	28,000
December 1, 2015	16,000
February 12, 2016	9,000
February 23, 2016	10,950
May 05, 2016	10,000
June 02, 2016	22,000
June 17, 2016	11,000
July 5, 2016	4,000
August 15, 2016	15,000
August 19, 2016	5,000
September 7, 2016	5,000
321,130

Interest expense for the quarter ended September 30, 2016 recognized on these convertible promissory notes amounts to $7,715 included in interest and bank charges in the statements of operations. Interest expense for the nine month period ended September 30, 2015 amounts to $20,166.

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

Notes to Condensed Financial Statements

As of September 30, 2016 (unaudited)

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

The following table summarizes the movements in derivative liabilities:

$
Face value of convertible promissory notes issued during Q2 2015	132,200
Day-one derivative loss recognized immediately	252,683
Derivative liabilities on issuance	384,883
Change in fair value of derivatives	(77,316)
Derivative liabilities as at June 30, 2015	307,567
Derivative liability on issuance	73,249
Change in fair value of derivatives	(217,605)
Derivative liabilities as at September 30, 2015	163,211
Derivative liability on issuance	12,369
Change in fair value of derivatives	2,678
Derivative liabilities as at December 31, 2015	178,258
Change due to Debt Extinguishment	(175,223)
Change due to Consolidated Debt Re-issuance (note 4)	217,959
Change in Fair Value	(12,098)
Derivative liabilities as at March 31, 2016	208,896
Derivative liability on issuance	38,141
Change in fair value of derivatives	19,591
Fair value as at June 30, 2016	266,628
Derivative liability on issuance	24,720
Change in fair value of derivatives	6,444
Fair value as at September 30, 2016	297,792

The multinomial lattice model was used to value the convertible notes and the embedded derivative liabilities at issuance and period end date, using the following assumptions.

September 30,
Assumptions	2016
Dividend yield	0.00%
Risk-free rate for term	0.20% - 0.59%
Volatility	309.4%
Remaining terms (years)	0.17-1.67 years
Stock price ($ per share)	0.80

SocialPlay USA, Inc.

Notes to Condensed Financial Statements

As of September 30, 2016 (unaudited)

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

As at September 30, 2016 and December 31, 2015, there were 11,820,003 (after stock split) and 11,720,000 (after stock-split) shares of common stock respectively, issued out of the authorized 200,000,000 common shares.

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

Shares to be issued:

The amount represents fair value of 1,000,000 shares to be issued on each anniversary of the Exclusive License Agreement referred to in Note 4.

Note 8 – Commitments

The Company has commitments to issue 1,000,000 (200,000 after reverse split) shares of common stock on or before each anniversary pursuant to Exclusive License Agreement dated May 21, 2015 as explained in note 4 to the condensed financial statements.

Note 9 – Related Party Transactions

On April 27, 2015, the Company entered into an Exclusive License Agreement (the “License Agreement”) with related party Social Play, Inc. (“Social Play”). Under the Agreement, the Company has been granted the exclusive rights within the U.S. and Canada to develop, market and sell products and services based upon Social Play’s patent-pending “SP Cloud Goods” system.

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

Accounts payable and accrued liabilities include the following balances, which are unsecured, non-interest bearing and have no set repayment term, owed to related parties:

	September 30, 2016	December 31, 2015
Owed to Director Chitan Mistry for Director fees	$-	57,500
Owed to former Director Lucie Letellier for Director fees	50,750	53,750
Owed to shareholder company, Social Play, Inc, as remaining balance for license agreement	83,067	83,067

Office space and services are provided without charge by an officer and director of the Company. Such costs are not significant to the condensed financial statements and, accordingly, have not been reflected therein.

Other than disclosed elsewhere in the condensed financial statements, the only related party transaction during the nine months ended September 30, 2016 and 2015 is directors’ fees of $15,000 and $15,775 respectively. During the three months ended September 30, 2016 and 2015, directors’ fees were $0 and $15,000 respectively.

SocialPlay USA, Inc.

Notes to Condensed Financial Statements

As of September 30, 2016 (unaudited)

Note 10 – Forgiveness of debt

On August 22, 2016, the Company entered into a severance and mutual release agreement with a former President, CEO and Director. The Company made a severance payment in the amount of $10,000 and both the Company and the former President provided mutual general releases of any liability. As a result of the said agreement, the amount of $62,500 owed to the former President was written back.

Note 11 – Subsequent Events

The Company’s management has evaluated subsequent events up to March 31, 2017 the date the unaudited condensed financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined the following subsequent events:

On February 17, 2017, the Company entered into a First Amendment to Convertible Promissory Note with CMGT, Inc. Under the Amendment, the Company has modified the conversion feature of the Note so that the conversion price for all amounts owing thereunder is now $0.10 per share of common stock. In addition, the Amendment waives the Company’s prior defaults in payment of interest under the Note in the amount of $44,289, and adds such sum to the principal balance of the Note. The Company is now required to make quarterly interest payments commencing September 30, 2017. All other terms of the original Note remain in full force and effect.

On March 11, 2017, the Company entered into a binding Letter of Intent (the “LOI”) with Spot and Play, Inc. (“Spot and Play”) and its sole shareholder, Karthik Mani. Spot and Play is developing the “Spot and Pay” application, which provides a way to centralize payment or donate money using a unique business code in form of a visual code at location, or using business name if remote. The LOI contemplates the acquisition of up to 100% of Spot and Play for a total purchase price of $1,000,000. The initial investment will consist of $300,000 in cash, to be paid for a 30% ownership interest in Spot and Play.

On March 15, 2017, the Company designated a new class of Series A Preferred Stock. Series A Preferred Stock consists of 10,000,000 shares, par value $0.001 per share. Series A Preferred stock has no stated value, ranks pari passu with our common stock upon liquidation, and has no special dividend rights. Shares of Series A Preferred Stock are convertible to common stock, at the option of the holder, at a rate of 20 shares of common stock for each share of preferred stock. Shares of Series A Preferred Stock may be voted on an as-of-converted basis on all matters submitted to the vote or consent of the holders of our common stock. The Company has not issued any shares of Series A Preferred Stock at this time.

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

On August 22, 2016, the board of directors appointed Robert Rosner as our new President, CEO, CFO and Director. Following these appointments, the board accepted the resignation of Chitan Mistry as our former sole officer and director.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations

Balance Sheet – As at September 30, 2016 and December 31, 2015:

Cash

At September 30, 2016 we had cash of $62 compared to $69 as at December 31, 2015.

Prepaid expenses

At September 30, 2016 we had prepaid expenses of $nil compared to $26,210 as at December 31, 2015. The amount relates to the unamortized balance of the payments made in connection with advisory services provided by consultants. The consulting contracts expired on May 26, 2016 and the entire amount was amortized.

Accounts payable and accrued liabilities

At September 30, 2016 we had $315,723 of accounts payable and accrued liabilities as compared to $302,955 as at December 31, 2015. The balance primarily represents $50,750 payable to a former director as consideration for services, $83,067 payable to Social Play Inc. in connection with the license agreement, $54,000 for advertising services, $20,385 payable to Clark Corporate Law Group for legal services, $46,277 payable to Ten West Holdings as consideration for consulting services, $215 payable to Laxague Law for legal services, $245 payable to Globex for transfer agent services, accrued interest of $31,340 and accrued expenses of $22,463.

Convertible promissory notes and derivative liabilities

During the previous year, we entered into agreements with CMGT and issued them convertible promissory notes. As of September 30, 2016, the total principal due was $321,130 ($229,180 as of December 31, 2015) and interest accrued on these notes during the nine month period ending September 30 amounted to $20,166 ($10,963 for the year ended December 31, 2015).

On January 11, 2016, the Company consolidated all of its obligations to CMGT under a single Convertible Promissory Note due June 1, 2018. These amounts were accordingly reclassified to long-term liabilities.

Share to be issued

During the period ended September 30, 2016, we recorded licensing fee of $1,140,000 as fair value of the consideration of 1,000,000 shares to be issued per the Exclusive License Agreement dated May 21, 2015.

Statement of Operations - For the three and nine months ended September 30, 2016 and September 30, 2015 respectively:

Expenses

Three months ended September 30, 2016 and September 30, 2015

We have not earned any revenues since our inception. During the three months ended September 30, 2016, we incurred operating expenses of $11,708, which consisted of consulting fees for investor relations of $1,000, legal and professional fees of $9,306, transfer agent fees of $1,254, and other expenses of $148. We also incurred interest and bank charges of $7,744, licensing fees of $1,140,000 and a loss on the change in fair value of derivatives of $6,444. We had a net loss for the three months ended September 30, 2016 of $1,118,296. By comparison, during the three months ended September 30, 2015, we had net income of $74,788. The only reason for net income during the quarter was due to recognition of gain of $217,605 in respect of change in fair value of derivatives. Our expenses during the three months ended September 30, 2015 mainly consisted of directors fees and other charges of $65,000, which included a bonus of $50,000 recognized during the quarter, consulting fees in connection with investor relations of $34,500, and legal and professional fees of $18,585.

Nine months ended September 30, 2016 and September 30, 2015

We incurred expenses and a net loss in the amount of $1,446,593 for the nine months ended September 30, 2016 as compared to expense and net loss in the amount of $890,224 for the nine months ended September 30, 2015. Our expenses during the current nine month period mainly consisted of consulting fees for investor relations of $233,587 (Nine months ended September 30, 2015: $53,468), legal and professional fees of $36,363 (Nine months ended September 30, 2015: $63,967), directors’ fees and other charges of $15,000 (Nine months ended September 30, 2015: $80,775), transfer agent fees and stock filing charges of $15,009 (Nine months ended September 30, 2015: $5,330), advertising and promotion of $5,000 (Nine months ended September 30, 2015: $56,473), and other operating expenses of $1,488 (Nine months ended September 30, 2015: $17,297). We also incurred interest and bank charges of $34,544 (Nine months ended September 30, 2015: $25,422), licensing fees of $1,140,000 (Nine months ended September 30, 2015: $630,000)and a loss on the change in fair value of derivatives of $13,937 (Nine months ended September 30, 2015: ($294,921)).

Our expenses and net loss increased for the three and nine months ended September 30, 2016 as compared to the same period last year primarily due to day one derivative expense and write-off of license fees contract. We anticipate our operating expenses will increase as we move toward developing more active operations in our current line of business.

Liquidity and Capital Resources

As of September 30, 2016, we had cash of $62. Our current liabilities as of September 30, 2016 were $315,723, consisting of $50,750 payable to a former director as consideration for her services, $83,067 payable to Social Play Inc. in connection with the license agreement, $54,000 for advertising services, $20,385 payable to Clark Corporate Law Group for legal services, $46,277 payable to Ten West Holdings as consideration for consulting services, $215 payable to Laxague Law for legal services, $245 payable to Globex for transfer agent services, accrued interest of $31,340 and accrued expenses of $18,667. Thus, we had a working capital deficit of $686,856 as of September 30, 2016.

Cash Used in Operating Activities. Operating Activities used a net $91,957 in cash for the period ended September 30, 2016, as compared to a net $182,694 for the same period last year.

Cash Flows from Financing Activities. During the period ended September 30, 2016, financing activities provided $91,950 in cash, all from the issuance of convertible promissory note obligations, as compared to $213,180 for the same period last year.

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

As of September 30, 2016, total principal due under the Note was $321,130, and accrued interest totaled $31,340. The Note has a face value of $500,000, and additional advances to us up to that maximum amount may be made from time to time in the discretion of CMGT.

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

Off Balance Sheet Arrangements

As of September 30, 2016, there were no off balance sheet arrangements.

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

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being September 30, 2016.  This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Designation of Series A Preferred Stock

On March 15, 2017, our board of directors designated a new class of Series A Preferred Stock. Our class of Series A Preferred Stock consists of 10,000,000 shares, par value $0.001 per share. Series A Preferred stock has no stated value, ranks pari passu with our common stock upon liquidation, and has no special dividend rights. Shares of Series A Preferred Stock are convertible to common stock, at the option of the holder, at a rate of 20 shares of common stock for each share of preferred stock. Shares of Series A Preferred Stock may be voted on an as-of-converted basis on all matters submitted to the vote or consent of the holders of our common stock. We have not issued any shares of Series A Preferred Stock at this time.

Letter of Intent with Spot and Play, Inc.

On March 11, 2017, we entered into a binding Letter of Intent (the “LOI”) with Spot and Play, Inc. (“Spot and Play”) and its sole shareholder, Karthik Mani. Spot and Play is developing the “Spot and Pay” application, which provides a way to centralize payment or donate money using a unique business code in form of a visual code at location, or using business name if remote. The LOI contemplates our acquisition of up to 100% of Spot and Play for a total purchase price of $1,000,000. Our initial investment will consist of $300,000 in cash, to be paid for a 30% ownership interest in Spot and Play. These funds are to be paid as follows: (i) $50,000 to be paid upon execution of the LOI, (ii) an additional $100,000 to be paid upon certain development milestones for Spot and Play’s business, and no later than 15 days after the execution of a definitive agreement, and (iii) the final $150,000 upon Spot and Play’s achievement of certain additional milestones, and no later than 75 days after the execution of a definitive agreement.

Further, we will be granted the exclusive option to purchase the remaining 70% of Spot and Play to be paid as follows: (i) issuance of shares of our common stock valued at $200,000, no later than 150 days from execution of a definitive agreement, in order to purchase an additional 19% of Spot and Play, and (ii) issuance of shares of our common stock valued at $500,000, no later than 180 days from execution of a definitive agreement, in order to purchase the remaining 51% of Spot and Play. Shares issued as purchase consideration will be valued based on the five-day average trading price of our common stock immediately preceding their issuance. Shares to be issued as consideration for our acquisition of Spot and Play will be subject to a one (1) year lock-up, with certain leak-out restrictions on their re-sale thereafter. Upon our acquisition of 100% of the ownership interests in Spot and Play, Mr. Mani will be granted a royalty based on the gross profits of Spot and Play, with specific royalty terms to be negotiated. The transaction contemplated by the LOI is subject to final negotiation of a definitive agreement, requisite corporate approvals, and other conditions. Under the LOI, we have the exclusive rights, through March 31, 2017, to negotiate and conclude an acquisition agreement for Spot and Play.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Designation
10.1	Letter of Intent
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SocialPlay USA, Inc.

Date:	March 31, 2017

By:	/s/ Robert Rosner Robert Rosner
Title:	Chief Executive Officer, Chief Financial Officer and Director

