Form 10-K
period 2016-12-31
SocialPlay USA, Inc.
filed 2017-04-17
CIK 1597929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-193736

SocialPlay USA, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-4412037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8275 S. Eastern Avenue, Suite 200, Las Vegas, NV	89123
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (702) 430-2850

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
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

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,832,004 as of June 30, 2016

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 11,870,003 as of April 17, 2017.

SocialPlay USA, Inc.

PART I

Item 1. Business

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

Employees

Other than our officer and director, Robert Rosner, we currently have no other employees.

Compliance with Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Itlem 1A. Risk Factors

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC - Pink tier of the electronic quotation system operated by OTC Markets Group, Inc. under the symbol “SPLY.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by OTC Markets Group, Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2016
Quarter Ended	High $	Low $
December 31, 2016	$0.80	$0.081
September 30, 2016	$1.13	$0.33
June 30, 2016	$1.69	$0.51
March 31, 2016	$2.20	$0.26

Fiscal Year Ending December 31, 2015
Quarter Ended	High $	Low $
December 31, 2015	$1.35	$0.74
September 30, 2015	$1.78	$1.00
June 30, 2015	$5.35	$1.05
March 31, 2015	$5.50	$0.2083

As of April 13, 2017, the last trading price of our common stock was $0.85 per share

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

Holders of Our Common Stock

As of April 14, 2017 there were 11,870,003 shares of our common stock issued and outstanding held by 11 stockholders of record. Our transfer agent is Globex Transfer, LLC, located at 780 Deltona Blvd., Suite 202, Deltona, FL 32725. Their telephone number is (813) 344-4490.

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

We have not adopted any policy regarding payment of dividends. We did not declare any dividends in the fiscal year ended December 31, 2016, and we do not plan to declare any dividends in the foreseeable future.

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

4.       On April 15, 2016, we issued 50,000 shares of common stock to Ten West Holding, Inc. as compensation under a Corporate Advisory Services Agreement.

5.       On April 4, 2017, we issued 50,000 shares of common stock to Ten West Holding, Inc. as compensation under a Corporate Advisory Services Agreement.

6.       As discussed in Liquidity and Capital Resources herein, we have issued a series of Convertible Promissory Notes to CMGT, Inc. (“CMGT”), each of which has been consolidated into a new Convertible Promissory Note issued January 11, 2016.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended December 31, 2016 and 2015

We have not earned any revenues since our inception. During the fiscal year ended December 31, 2016, we incurred operating expenses of $338,360, which consisted of legal and professional fees of $44,188, advertising and promotion of $5,000, consulting fees for investor relations of $245,087, transfer agent fees of $19,339, directors’ fees and other charges of $15,000, and other operating expenses of $9,746. In addition, we incurred a gain as a result of forgiveness of debt of $62,500, interest and bank charges of $29,170, accretion of discount on convertible notes of $52,512, licensing fee of $228,000, a gain on extinguishment of debt of $11,462, and a loss on change in the fair value of derivatives in the amount of $18,819. Our net loss for the year ended December 31, 2016 was $592,899.

During the fiscal year ended December 31, 2015, we incurred operating expenses of $369,680, which consisted of legal and professional fees of $77,821, advertising and promotion of $56,473, consulting fees for investor relations of $96,690, transfer agent fees of $5,830, directors’ fees and other charges of $111,250, and other operating expenses of $21,616. In addition, we incurred interest and bank charges of $11,526, accretion of discount on convertible notes of $47,549, a day-one derivative loss on convertible notes of $252,683, licensing fees of $630,000, and a gain on change in the fair value of derivatives in the amount of $292,325. Our net loss for the year ended December 31, 2015 was $1,019,113.

Our results of operations for the fiscal year ended December 31, 2016 and December 31, 2015 relate to the development of our current business. We anticipate our operating expenses will increase as we move toward developing more active operations in our current line of business.

Liquidity and Capital Resources

At December 31, 2016, we had cash of $2,865. Our total current liabilities as of December 31, 2016, were $322,164, and consisted of accounts payable of $127,956, accrued liabilities of $60,391 and payable to related parties of $133,817. We had negative working capital of $319,299 as of December 31, 2016. Long term liabilities comprised convertible promissory notes net of discount in the amount of $107,629, and derivative liabilities of $318,234.

At December 31, 2015, we had $26,279 in current assets, consisting of cash in the amount of $69 and prepaid expenses of $26,210. Our total current liabilities as of December 31, 2015, were $540,042, and consisted of accounts payable of $85,562 and accrued liabilities of $23,076, payable to related parties of $194,317 convertible promissory notes net of discount in the amount of $58,829, and derivative liabilities of $178,258. We had negative working capital of $513,763 as of December 31, 2015. We had no long term liabilities as of December 31, 2015.

Cash Used in Operating Activities. Operating Activities used $107,654 in cash for the fiscal year ended December 31, 2016.  Operating Activities used $235,655 in cash for the fiscal year ended December 31, 2015.

Cash Flows from Financing Activities. During the year ended December 31, 2016, financing activities provided $110,450 in cash, all from the issuance of convertible promissory notes.  During the year ended December 31, 2015, financing activities provided $229,180 in cash, all from the issuance of convertible promissory notes.

In 2015, we relied upon financing in the form of Convertible Promissory Notes (the “Notes”) from CMGT, Inc. (“CMGT”). Each of the Notes bears interest at a rate of ten percent (10%) per year, with the principal and accrued interest being due one year from the date of issue. We may prepay the Notes in whole or in part without penalty. The Notes are convertible at a price equal to sixty percent (60%) of the market price for our common stock, which is defined as the average of the lowest three closing bid prices for our common stock in the ten trading days preceding the conversion. The conversion price of the Notes is also subject to adjustment in the event of certain stock issuances which are lower than the conversion price otherwise in effect at the time of the conversion. In addition, CMGT’s right to convert is limited such that no conversion can be made which would result in CMGT or its affiliates owning more than 4.99% of our issued and outstanding common stock following the conversion. This limit may be waived at CMGT option with 61 days’ prior notice.

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

As of April 14, 2017, we had received the advances under from CMGT, each of which is covered by the Consolidated Note. :

Issue Date	Maturity Date	Note Amount $	Interest Rate Per Annum
June 9, 2015	June 1, 2018*	28,000	10%
June 10, 2015	June 1, 2018*	60,000	10%
June 11, 2015	June 1, 2018*	30,000	10%
June 15, 2015	June 1, 2018*	14,200	10%
July 1, 2015	June 1, 2018*	35,000	10%
July 11, 2015	June 1, 2018*	17,980	10%
August 14, 2015	June 1, 2018*	28,000	10%
December 1, 2015	June 1, 2018*	16,000	10%
February 12, 2016	June 1, 2018*	9,000	10%
February 23, 2016	June 1, 2018*	10,950	10%
May 5, 2016	June 1, 2018*	10,000	10%
June 2, 2016	June 1, 2018*	22,000	10%

June 17, 2016	June 1, 2018*	11,000	10%
July 5, 2016	June 1, 2018*	4,000	10%
August 15, 2016	June 1, 2018*	15,000	10%
August 19, 2016	June 1, 2018*	5,000	10%
September 7, 2016	June 1, 2018*	5,000	10%
October 3, 2016	June 1, 2018*	8,500	10%
December 12, 2016	June 1, 2018*	10,000	10%
		376,430
*On or before June 1, 2018.

Subsequent to the reporting period, on February 17, 2017, the Company entered into a First Amendment to Convertible Promissory Note with CMGT, Inc. Under the Amendment, the Company has modified the conversion feature of the Note so that the conversion price for all amounts owing thereunder is now $0.10 per share of common stock. In addition, the Amendment waives the Company’s prior defaults in payment of interest under the Note in the amount of $44,289, and adds such sum to the principal balance of the Note. The Company is now required to make quarterly interest payments commencing September 30, 2017. All other terms of the original Note remain in full force and effect.

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

Off Balance Sheet Arrangements

As of December 31, 2016, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred a loss of $592,899 for the fiscal year ended December 31, 2016 and have not yet developed a reliable source of revenue. To date, we have been dependent on funding operations through the sale of debt and equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In March 2016, the Company adopted the accounting pronouncement issued by the FASB to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows. The Company adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on the consolidated financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The adoption of this pronouncement did not have a material impact on the consolidated financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB to update the guidance related to the presentation of debt issuance costs. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. The Company adopted this pronouncement on a retrospective basis, and the adoption did not have a material impact on the consolidated financial position and/or results of operations.

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company intends to adopt this pronouncement on January 1, 2017, and the adoption will not have a material impact on the consolidated financial position and/or results of operations.

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

Email: info@srco.ca

www.srco.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SocialPlay USA, Inc.

We have audited the accompanying balance sheets of SocialPlay USA, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

Richmond Hill, Canada April 17, 2017	/s/ SRCO Professional Corporation CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practise public accounting by the Chartered Professional Accountants of Ontario

SocialPlay USA, Inc.

BALANCE SHEETS

	December 31, 2016	December 31, 2015

Current assets
Cash	2,865	69
Prepaid expenses	—	26,210
Total assets	2,865	26,279

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts Payable	127,956	85,562
Accrued liabilities	60,391	23,076
Payable to related parties [Note 10]	133,817	194,317
Convertible promissory notes [Note 7]	—	58,829
Derivative Liabilities [Note 8]	—	178,258
Total Current Liabilities	322,164	540,042
Convertible promissory notes [Note 7]	107,629	—
Derivative Liabilities [Note 8]	318,234	—
Total Liabilities	748,027	540,042

Stockholders' deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively [Note 9]
Common stock, $0.001 par value, 200,000,000 shares authorized, 11,820,003 and 11,720,000 common shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively [Note 9]	11,820	11,720
Additional paid-in capital	678,680	545,280
Shares to be issued [Note 6]	228,000	—
Accumulated deficit	(1,663,662)	(1,070,763)
Total stockholders' deficiency	(745,162)	(513,763)
Total Liabilities and stockholders deficiency	2,865	26,279

See accompanying notes

SocialPlay USA, Inc.

STATEMENTS OF OPERATIONS

	December 31, 2016	December 31, 2015

Revenue	—	—

Expenses
Legal and professional fees	44,188	77,821
Advertising and promotion	5,000	56,473
Consulting fees - Investor relations	245,087	96,690
Transfer agent fees	19,339	5,830
Directors' fees and other charges [Note 10]	15,000	111,250
Other operating expenses	9,746	21,616

Total operating expenses	338,360	369,680
Forgiveness of debt [Note 11]	(62,500)
Interest and bank charges	29,170	11,526
Accretion of discount on convertible notes	52,512	47,549
Day-one derivative loss [Note 7 and 8]	—	252,683
Licensing fees to related party [Note 6]	228,000	630,000
Gain on extinguishment of debt	(11,462)	—
Change in fair value of derivatives [Note 7 and 8]	18,819	(292,325)
Loss (Income) before income taxes	(592,899)	(1,019,113)
Income taxes	—	—
Net loss for the year	(592,899)	(1,019,113)
Loss per share, basic and diluted	(0.0503)	(0.0875)
Weighted average number of common shares outstanding	11,798,962	11,642,192

See accompanying notes

SocialPlay USA, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional paid in capital	Shares to be issued		Accumulated deficit	Total
	Shares	Amount		Shares	Amount
As at December 31, 2014	11,520,000	$11,520	$35,480	—	$—	$(51,650)	(4,650)
Shares issued as consideration for licensing agreement [Note 6]	200,000	200	509,800	—	—	—	510,000
Loss for the year	—	—	—	—	—	(1,019,113)	(1,019,113)
As at December 31, 2015	11,720,000	$11,720	$545,280	—	$—	$(1,070,763)	$(513,763)
Shares issued to Ten West Holding as consideration for advisory services [Note 9]	100,003	100	133,400	—	—	—	133,500
Shares to be issued [Note 6]	—	—	—	200,000	228,000	—	228,000
Loss for the year	0	—	—	—	—	(1,592,899)	(1,592,899)
As at December 31, 2016	11,820,003	$11,820	$678,680	200,000	$228,000	$(1,663,662)	$(745,162)

See accompanying notes

SocialPlay USA, Inc.

STATEMENT OF CASH FLOWS

Statement of Cash Flows	December 31, 2016	December 31, 2015

Operating Activities
Net loss for the year	(592,899)	(1,019,113)
Shares issued for services	133,500	—
Interest expense - accretion of convertible notes	52,512	47,549
Day-one derivative loss	—	252,683
License fees	228,000	510,000
Change in fair value of derivatives	18,819	(292,325)
Forgiveness of debt	(62,500)
Gain on extinguishment of debt	(11,462)
Net change in non-cash working capital balances:
Prepaid expenses	26,210	(26,210)
Accounts payable	42,394	74,368
Accrued liabilities	55,772	23,076
Payable to related parties	2,000	194,317
Cash used in operating activities	(107,654)	(235,655)

Financing Activities
Proceeds from issuance of common stock		—
Proceeds from stock receivable		—
Proceeds from issuance of convertible
promissory notes	110,450	229,180
Cash provided by financing activities	110,450	229,180
Net increase (decrease) in cash during the year	2,796	(6,475)
Cash, beginning of year	69	6,544
Cash, end of year	2,865	69
Supplemental disclosure with respect to cash flows:
Cash paid for income taxes
Cash paid for interest

See accompanying notes

SocialPlay USA, Inc.

Notes to Financial Statements

As of December 31, 2016

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

The Company’s financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs. The Company had an accumulated deficit of $1,663,662 and a working capital deficit of $319,299 as of December 31, 2016. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

SocialPlay USA, Inc.

Notes to Financial Statements

As of December 31, 2016

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2016 and 2015.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2016.

Income Taxes

The Company provides for federal and provincial income taxes payable, as well as for those deferred because of the timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Loss Per Common Share

The Company has adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 260-10 which provides for calculation of “basic” and “diluted” earnings per share. Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2016, there are no outstanding dilutive securities.

Convertible Notes Payable and Derivative Instruments

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40.

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

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

Notes to Financial Statements

As of December 31, 2016

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

SocialPlay USA, Inc.

Notes to Financial Statements

As of December 31, 2016

5.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

In March 2016, the Company adopted the accounting pronouncement issued by the FASB to update guidance on how companies account for certain aspects of share-based payments to employees. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and changes the presentation of excess tax benefits on the statement of cash flows. The Company adopted these provisions on a prospective basis. In addition, this pronouncement changes guidance on: (a) accounting for forfeitures of share-based awards and (b) employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position and/or results of operations.

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on the consolidated financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The adoption of this pronouncement did not have a material impact on the consolidated financial position and/or results of operations.

On January 1, 2016, the Company adopted the accounting pronouncement issued by the FASB to update the guidance related to the presentation of debt issuance costs. This guidance requires debt issuance costs, related to a recognized debt liability, be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. The Company adopted this pronouncement on a retrospective basis, and the adoption did not have a material impact on the consolidated financial position and/or results of operations.

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company intends to adopt this pronouncement on January 1, 2017, and the adoption will not have a material impact on the consolidated financial position and/or results of operations.

SocialPlay USA, Inc.

Notes to Financial Statements

As of December 31, 2016

6.	LICENSING FEES

Pursuant to Exclusive License Agreement dated May 21, 2015 with a related party, the Company acquired an exclusive license to develop, market and sell products and services based upon any and all intellectual property. The initial term of this Agreement was five years. This Agreement may be renewed for an additional five year term upon written notice to be given by the Company no later than thirty days prior to the expiration of the initial term. In consideration for the license granted hereunder, the Company issued to the third party 1,000,000 (200,000 after reverse split) shares of common stock. In addition, the Company shall issue 1,000,000 (200,000 after reverse split) shares of common stock on or before each anniversary of this Agreement for so long as it shall remain in effect. The Company also agreed to make payments totaling $120,000 to the third party through an agreed payment schedule.

As technological feasibility was not achieved, during the year ended December 31, 2015 the Company recognized as expense the total consideration due of $630,000, $120,000 being payable in cash and $510,000 in the form of 1,000,000 (200,000 after reverse split) shares of common stock issued on July 1, 2015, valued at the market price of $0.51 per share.

Further, during the year ended December 31, 2016, the Company recognized as expense licensing fee of $228,000 representing the fair value of additional 1,000,000 (200,000 after reverse split) shares to be issued under the agreement, valued at the market price of $1.14 per share.

7.	CONVERTIBLE PROMISSORY NOTES

The outstanding convertible promissory notes as at December 31, 2016 represent obligations of the Company to CMGT Inc. (CMGT). The movement in this obligation is as follows:

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

SocialPlay USA, Inc.

Notes to Financial Statements

As of December 31, 2016

7.	CONVERTIBLE PROMISSORY NOTES (continued)

The details of the convertible promissory notes issued are as follows:

$
Promissory notes issued during 2015 (amended to include accrued interest of $11,867)	241,047
Promissory notes issued during 2016	110,450
Discount recognized due to embedded derivatives	(296,380)
Accretion on notes for 2016	52,512
Accreted value of notes as at December 31, 2016	107,629

As of December 31, 2016, total principal due under the Note was $351,497, and accrued interest totaled $28,990 (December 31, 2015: $229,180 and $10,963).

The embedded conversion features and reset feature in the notes were accounted for as a derivative liability based on FASB guidance (also refer note 5).

Details of the advances under the convertible promissory note issued in 2015 are as follows:

Advance Date	Amount
$
June 9, 2015	28,000
June 10, 2015	60,000
June 11, 2015	30,000
June 15, 2015	14,200
July 1, 2015	35,000
July 11, 2015	17,980
August 14, 2015	28,000
December 1, 2015	16,000
229,180

Details of the advances under the convertible promissory note issued in 2016 are as follows:

February 12, 2016	9,000
February 23, 2016	10,950
May 05, 2016	10,000
June 02, 2016	22,000
June 17, 2016	11,000
July 5, 2016	4,000
August 15, 2016	15,000
August 19, 2016	5,000
September 7, 2016	5,000
October 3, 2016	8,500
December 12, 2016	10,000
110,450

Interest expense for the year ended December 31, 2016 recognized on these convertible promissory notes amounts to $28,990 included in interest and bank charges in the statements of operations ($11,867 – year ended December 31, 2015).

SocialPlay USA, Inc.

Notes to Financial Statements

As of December 31, 2016

8.	DERIVATIVE LIABILITIES

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

The following table summarizes the movements in derivative liabilities:

$
Derivative fair value of convertible promissory notes issued during 2015	217,900
Day-one derivative loss recognized immediately	252,683
Change in fair value of derivatives	(292, 325)
Derivative liabilities as at December 31, 2015	178,258
Change due to Debt Extinguishment	(175,223)
Derivative fair value of convertible promissory notes issued during 2016	296,380
Change in Fair Value	18,819
Fair value as at December 31, 2016	318,234

SocialPlay USA, Inc.

Notes to Financial Statements

As of December 31, 2016

The multinomial lattice model was used to value the convertible notes and the embedded derivative liabilities at issuance and period end date, using the following assumptions.

December 31,
Assumptions	2016
Dividend yield	0.00%
Risk-free rate for term	0.20% - 0.59%
Volatility	294.1% - 308.9%
Remaining terms (years)	0.50 – 1.66
Stock price ($ per share)	0.081 – 0.80

9.	STOCKHOLDERS’ DEFICIENCY

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

As at December 31, 2016 and December 31, 2015, there were 11,820,003 and 11,720,000 shares of common stock, respectively, issued out of the authorized 200,000,000 common shares.

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

Accounts payable and accrued liabilities include the following balances, which are unsecured, non-interest bearing and have no set repayment term, owed to related parties:

December 31, 2016
Owed to former Director Lucie Letellier for Director fees	50,750
Owed to shareholder company, Social Play, Inc, as remaining balance for license agreement	83,067

Office space and services are provided without charge by an officer and director of the Company. Such costs are not significant to the financial statements and, accordingly, have not been reflected therein.

Other than disclosed elsewhere in the condensed financial statements, the only related party transaction during the years ended December 31, 2016 and 2015 were fees charged by directors amounting to $15,000 and $111,250, respectively.

SocialPlay USA, Inc.

Notes to Financial Statements

As of December 31, 2016

11.	FORGIVENESS OF DEBT

On August 22, 2016, the Company entered into a severance and mutual release agreement with a former President, CEO and Director. The Company made a severance payment in the amount of $10,000 and both the Company and the former President provided mutual general releases of any liability. As a result of the said agreement, the amount of $62,500 owed to the former President was written back.

12.	INCOME TAXES

Income taxes

The provision for income taxes differs from that computed at US corporate tax rate of approximately 35% (2014: 35%) as follows:

	2016	2015
Net loss for the year	$(592,899)	$(1,019,113)
Expected income tax recovery from net loss	(207,515)	(356,690)
Change in valuation allowance	207,515	356,690
	—	—

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

Net deferred tax assets consist of the following components as of December 31, 2016:

Deferred Tax Assets - Non-current:	2016	2015
Tax effect of NOL Carryover	$582,282	374,767
Less valuation allowance	(582,282)	(374,767)
Deferred tax assets, net of valuation allowance	$—	$—

At December 31, 2016, the Company had net operating loss carryforwards of approximately $1,663,662 (2015: $1,070,763) that may be offset against future taxable income from the year 2017 to 2037. No tax benefit has been reported in the December 31, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

SocialPlay USA, Inc.

Notes to Financial Statements

As of December 31, 2016

13.	COMMITMENTS

The Company has commitments to issue 1,000,000 (200,000 after reverse split) shares of common stock on or before each anniversary pursuant to Exclusive License Agreement dated May 21, 2015 as explained in note 6 to the financial statements.

14.	SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to April 17, 2017 the date the financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined the following subsequent events:

On January 10, 2017, the former majority shareholder sold 7,082,000 shares of common stock to the Company’s current President and CEO, Robert Rosner, in a private transaction. As result of this transaction, a change in control of the company occurred.

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

On April 3, 2017, the Company issued 50,000 shares of common stock to Ten West Holdings, Inc. as consideration for corporate advisory services pursuant to agreement dated February 8, 2017. All services are to be performed by May 7, 2017.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred that require disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2016.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the year ended December 31, 2016.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of December 31, 2016.

Management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

There were no changes in our internal control over financial reporting during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of April 14, 2017.

Name	Age	Position(s) and Office(s) Held
Robert Rosner	52	Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Robert Rosner was appointed our President, Chief Executive Officer and Director on August 22, 2016. From September 2011 to the present, Mr. Rosner has served as President, CEO and Secretary of Lyynks Inc., a North Hollywood, California based software development firm. From August of 2003 through May of 2011, Mr. Rosner served as President, CEO, and a Director of Watair, Inc., and atmospheric water technology firm. From June of 1996 through March of 2003, he was President and a Director of Fortuna Silver Mines Inc., a precious metals mining company listed on the TSX and NYSE exchanges  Mr. Rosner has twenty-three continuous years acting as an officer and/or director of numerous U.S. and Canadian public companies, serving primarily in the reporting compliance, oversight and fiduciary capacities, as well as directing corporate activities. He is proficient with all aspects of SEC and Canadian Securities rules and regulations, including filing and reporting requirements with both EDGAR and SEDAR. His public company executive and management experience spans the software development and social media sectors, natural resources and oil and gas, as well as high tech and consumer goods. Mr. Rosner has authored sales and marketing books, and developed and led sales leadership training programs.

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

Code of Ethics

As of December 31, 2016, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2016, and 2015:

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years ended December 31, 2016 and 2015, for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[3]	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Rosner, CEO, CFO, and Director	2016	$0	$0	0	0	0	0	0	$0
Chitan Mistry, CEO, CFO, and Director	2016 2015	$15,000 $32,500	$0 $25,000	0 0	0 0	0 0	0 0	0 0	$15,000 $57,500
Lucie Letellier, former CFO and Director	2016 2015	$n/a $28,750	$n/a $25,000	$n/a 0	$n/a 0	$n/a 0	$n/a 0	$n/a 0	$n/a $53,750
Jose Soto, former officer	2016 2015	$n/a $n/a	$n/a $n/a	$n/a $n/a	$n/a $n/a	$n/a $n/a	$n/a $n/a	$n/a $n/a	$n/a $n/a

Narrative Disclosure to the Summary Compensation Table

During the fiscal year ended December 31, 2016, our executive officers earned the compensation set forth above. Due to cash constraints, we were unable to pay the salaries earned, and they have been included in our accounts payable and accrued liabilities.

Stock Option Grants

We have not granted any stock options to the executive officers since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Robert Rosner, CEO, CFO, and Director	-	-	-	-	-	-	-	-	-
Chitan Mistry, CEO, CFO, and Director	-	-	-	-	-	-	-	-	-
Lucie Letellier, former CFO and Director	-	-	-	-	-	-	-	-	-
Jose Soto, former officer	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors as of the fiscal year ended December 31, 2016.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Rosner	-	-	-	-	-	-	-
Chitan Mistry	-	-	-	-	-	-	-
Lucie Letellier, former director	-	-	-	-	-	-	-
Jose Soto, former director	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their service as members of the Board of Directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of April 14, 2017, the number of shares of common stock of our Company that are beneficially owned. The percentages below are calculated based on 11,870,003 shares of our common stock issued and outstanding as of April 14, 2017.

Name and address of beneficial owner(1)	Title of Class	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
Robert Rosner 9663 Santa Monica Blvd., Ste 134 Beverly Hills, CA 90210	Common	7,082,000	59.66%
Total of All Directors and Executive Officers:	Common	7,082,000	59.66%

Other More Than 5% Beneficial Owners:
n/a	-	-	-

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

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

3.                  Our accounts payable and accrued liabilities as of December 31, 2016 include the following balances owed to related parties:

Owed to former Director Lucie Letellier for Director fees	$50,750
Owed to shareholder company, Social Play, Inc, as remaining balance for license agreement	$83,067

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31,	Audit and Audit Related Services	Tax Fees	Other Fees
2016	$15,800	$—	$—
2015	$11,750	$—	$—

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation(4)
3.3	Bylaws(1)
3.4	Certificate of Designation for Series A Preferred Stock(6)
10.1	Exclusive License Agreement with Social Play, Inc.(2)
10.2	Investor Relations Consulting Agreement with Robert Farrill(3)
10.3	Investor Relations Consulting Agreement with DMM Enterprise, LLC(3)
10.4	Convertible Promissory Note with CMGT, Inc.(5)
10.5*	Corporate Advisory Services Agreement - Ten West Holding Inc.
10.6	Letter of Intent re: Spot and Pay, Inc.(6)
10.7	First Amendment to Convertible Promissory Note with CMGT, Inc.(7)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL)

(1)	Incorporated by reference to Registration Statement on Form S-1 filed February 4, 2014
(2)	Incorporated by reference to Current Report on Form 8-K filed May 21, 2015
(3)	Incorporated by reference to Current Report on Form 8-K filed June 12, 2015
(4)	Incorporated by reference to Current Report on Form 8-K filed July 2, 2015
(5)	Incorporated by reference to Current Report on Form 8-K filed April 12, 2016
(6)	Incorporated by reference to Quarterly Report on Form 10-Q filed March 31, 2017
(7)	Incorporated by reference to Current Report on Form 8-K filed February 27, 2017
*	Filed herewith
**	These interactive data files are deemed “furnished” and not “filed.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SocialPlay USA, Inc.

By: /s/ Robert Rosner Robert Rosner

Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and sole Director
Date: April 17, 2017

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Robert Rosner Robert Rosner

Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and sole Director
Date: April 17, 2017

