Form 10-Q
period 2017-03-31
SocialPlay USA, Inc.
filed 2017-05-22
CIK 1597929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company [ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,870,003 common shares as of May 22, 2017.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016 (audited);
F-2	Condensed Statements of Operations for the Three months ended March 31, 2017 and 2016 (unaudited);
F-3	Condensed Statements of Cash Flows for the Three Months ended March 31, 2017 and 2016 (unaudited);
F-4	Notes to Condensed Financial Statements.

3

SocialPlay USA, Inc.

Condensed Balance Sheets

As of March 31, 2017 (unaudited) and December 31, 2016 (audited)

	As at March 31, 2017	As at December 31, 2016
	$	$
CURRENT ASSETS
Cash	7,991	2,865
Prepaid expenses [Note 6]	10,379	—
Total current assets	18,370	2,865
TOTAL ASSETS	18,370	2,865

CURRENT LIABILITIES
Accounts payable	149,616	127,956
Accrued liabilities	23,173	60,391
Payable to related parties [Note 8]	133,817	133,817
Total current liabilities	306,606	322,164

Convertible promissory notes [Note 5]	12,151	107,629
Derivative liabilities [Note 5]	764,260	318,234
TOTAL LIABILITIES	1,083,017	748,027

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as at March 31, 2017 and December 31, 2016 [Note 6]	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 11,820,003 common shares issued and outstanding as at March 31, 2017 and as at December 31, 2016, respectively [Note 6]	11,820	11,820
Additional paid-in-capital	678,680	678,680
Shares to be issued [Notes 5 and 6]	252,000	228,000
Accumulated deficit	(2,007,147)	(1,663,662)
Total stockholders' deficiency	(1,064,647)	(745,162)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	18,370	2,865

Commitment [Note 7]
Subsequent events [Note 9]

See accompanying notes to financial statements

SocialPlay USA, Inc.

Condensed Statements of Operations

For the Three Months ended March 31, 2017 and 2016 (unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016
	$	$

REVENUE	—	—

EXPENSES
Legal and professional fees	9,595	13,063
Consulting fees	30,629	135,499
Transfer agent fees	3,590	1,490
Directors' fees and other charges [Note 8]	—	7,500
Other operating expenses	10,378	145
TOTAL OPERATING EXPENSES	54,192	157,697

Accretion expense [Note 5]	18,228	14,056
Interest and bank charges [Note 5]	8,489	5,872
Day-1 derivative losses [Note 5]	13,486	—
Loss (gain) on extinguishment of debt [Note 5]	116,703	(11,462)
Change in fair value of derivative liabilities [Note 5]	132,387	(12,098)
NET LOSS BEFORE INCOME TAXES	343,485	154,065

Income taxes	—	—
NET LOSS FOR THE PERIOD	(343,485)	(154,065)

LOSS PER SHARE, BASIC AND DILUTED	(0.03)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON AND EXCHANGEABLE SHARES OUTSTANDING	11,820,003	11,743,889

See accompanying notes to financial statements

SocialPlay USA, Inc.

Condensed Statements of Cash Flows

For the Three Months ended March 31, 2017 and 2016 (unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(343,485)	(154,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	13,621	56,000
Accretion expense	18,228	14,056
Loss (gain) on extinguishment of debt	116,703	(11,462)
Day-1 derivative losses	13,486	—
Change in fair value of derivatives liabilities	132,387	(12,098)

Changes in operating assets and liabilities:
Prepaid expenses	—	20,622
Accounts payable	21,660	67,310
Accrued liabilities	(4,474)	—
Net cash used in operating activities	(31,874)	(19,637)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible promissory notes	37,000	19,950
Net cash provided by financing activities	37,000	19,950

Net increase in cash during the period	5,126	313
Cash, beginning of year	2,865	69
Cash, end of year	7,991	382

See accompanying notes to financial statements

SocialPlay USA, Inc.

Notes to Condensed Financial Statements

As of March 31, 2017 (unaudited)

Note 1 – Nature of Operations

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

Note 2 – Going Concern

The Company’s unaudited interim condensed financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit of $2,007,147 and a working capital deficit of $288,236 as of March 31, 2017. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the SEC and are expressed in US dollars. Accordingly, the unaudited condensed financial statements do not include all information and footnotes required by US GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2017 or for any other interim period. The unaudited condensed financial statements should be read in conjunction with the audited financial statements of the Company and the notes thereto as of and for the year ended December 31, 2016.

SocialPlay USA, Inc.

Notes to Condensed Financial Statements

As of March 31, 2017 (unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of the interim condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas involving significant estimates and assumptions include valuation of derivatives, valuation allowance for deferred tax assets, accruals and going concern assessment.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Actual results could materially differ from those estimates.

Recently Issued Accounting Standards

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-08, "Presentation of Financial Statements and Property, Plant, and Equipment - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity'', which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after October 1, 2016. The Company will prospectively apply the guidance to applicable transactions and does not expect adoption to have a material impact on the financial statements.

On May 28, 2015, the FASB issued a new financial accounting standard on revenue from contracts with customers, ASU 2015-09, “Revenue from Contracts with Customers (Topic 606)”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In July 2016, the FASB voted to approve a one-year deferral of the effective date of ASU 2015-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. This ASU will have no impact on the Company until it begins to generate revenue.

In June 2015, the FASB issued Accounting Standards Update ASU 2015-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had’ been in the development stage. The amendments in this update are applied retrospectively.

On August 27, 2015, the FASB issued a new financial accounting standard on going concern, ASU 2015-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern. The amendments apply to all companies and are effective in annual periods ending after December 15, 2016, with early application permitted. The Company is currently evaluating the impact of this accounting standard on its interim condensed financial statements.

SocialPlay USA, Inc.

Notes to Condensed Financial Statements

As of March 31, 2017 (unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Standards (continued)

On April 7, 2016, the FASB issued ASU No. 2016-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs under IFRS. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments apply to all companies and are effective for public business entities in annual periods ending after December 15, 2016, and interim periods within those fiscal years, with early application permitted. The Company is currently evaluating the impact of this accounting standard on its financial statements.

Note 4 – Licensing Fees

Pursuant to Exclusive License Agreement dated May 21, 2015 with a related party, the Company acquired an exclusive license to develop, market and sell products and services based upon any and all intellectual property. The initial term of this Agreement was five years. This Agreement may be renewed for an additional five year term upon written notice to be given by the Company no later than thirty days prior to the expiration of the initial term. On May 21, 2015, in consideration for the license granted hereunder, the Company issued 1,000,000 (200,000 after reverse split) shares of common stock. In addition, the Company shall issue 1,000,000 (200,000 after reverse split) shares of common stock on or before each anniversary of this Agreement for so long as it shall remain in effect. The Company also agreed to make payments totaling $120,000 through an agreed payment schedule.

As technological feasibility has not been achieved, the Company recognizes expense at the end of each anniversary (triggering event) for the shares to be issued, the fair value of which to be determined based on the market price of the share anniversary day as further explained in note 7 to the financial statements. The Company has issued 400,000 common shares (including 200,000 to be issued) and recorded related license fee expense up to December 31, 2016. The Company will record expense relating to 200,000 shares to be issued on May 21, 2017 (Triggering event) during the quarter ending June 30, 2017.

 Note 5 – Convertible Promissory Notes and Derivative Liabilities

The outstanding convertible promissory notes as at March 31, 2017 represent obligations of the Company to CMGT Inc. (CMGT).

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

SocialPlay USA, Inc.

Notes to Condensed Financial Statements

As of March 31, 2017 (unaudited)

Note 5 – Convertible Promissory Notes and Derivative Liabilities (continued)

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

The embedded conversion features and reset feature in the notes were accounted for as a derivative liability based on FASB guidance. In connection with the issuance of convertible promissory notes, the Company may sell options or warrants to purchase Company’s common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as embedded derivative features which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability. The Company's derivative instrument liabilities are re-valued at amendment and at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated embedded derivative features that are accounted for as derivative instrument liabilities, the Company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The valuation techniques require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option.

The movement in convertible notes principal amount, accreted value of notes and derivative liabilities are detailed below:

	Face value	Accreted value	Derivative
	of notes	of notes	liabilities
	$	$	$
Balances as at December 31, 2016	351,397	107,629	318,234
Issuance of notes	37,000	2,247	34,753
Conversion of accrued interest	32,744	32,744	—
Day-1 derivative losses	—	—	13,486
Adjustment of unamortized discount on extinguishment	—	(148,697)	148,697
Loss on extinguishment of debt	—	—	116,703
Accretion expense	—	18,228	—
Change in fair value of derivatives	—	—	132,387
Balances as at March 31, 2017	421,141	12,151	764,260

 The Company recognized interest expense of $8,489 during the quarter ended March 31, 2017 (March 31, 2016: $5,595). As of March 31, 2017, accrued interest was $4,736 (December 31, 2016: $28,990).

SocialPlay USA, Inc.

Notes to Condensed Financial Statements

As of March 31, 2017 (unaudited)

Note 5 – Convertible Promissory Notes and Derivative Liabilities (continued)

The multinomial lattice model was used to value the convertible notes and the embedded derivative liabilities at issuance and period end date, using the following assumptions:

March 31
Assumptions	2017
Dividend yield	0.00%
Risk-free rate for term	0.81% - 1.03%
Volatility	287.1% - 290.3%
Remaining terms (years)	1.17 to 1.28
Stock price ($ per share)	0.48

Further as explained in note 9, effective April 28, 2017, the Company entered into an agreement with CMGT for the second amendment in the above convertible promissory notes relating to certain warranties and covenants.

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

On July 1, 2015, the Company issued 1,000,000 (200,000 after reverse split) shares of common stock pursuant to Exclusive License Agreement dated May 21, 2015 as explained in note 4 to the interim condensed financial statements.

On February 17, 2016, the Company issued 50,000 shares of common stock to Ten West Holdings, Inc. as consideration for corporate advisory services amounting to $56,000 pursuant to agreement dated November 16, 2015. All services have been performed as of February 16, 2016.

SocialPlay USA, Inc.

Notes to Condensed Financial Statements

As of March 31, 2017 (unaudited)

Note 6 – Stockholders’ Deficiency (continued)

Issued and outstanding (continued):

On April 15, 2016, the Company issued 50,000 shares of common stock to Ten West Holdings, Inc. as consideration for corporate advisory services amounting to $77,500 pursuant to agreement dated March 9, 2016. All services have been performed as of June 10, 2016.

As at March 31, 2017 and December 31, 2016, there were 11,820,003 (after stock split) shares of common stock respectively, issued out of the authorized 200,000,000 common shares.

Shares to be issued:

As at March 31, 2017, shares to be issued amounting to $252,000 (250,000 shares) comprise of:

During the year ended December 31, 2016, the Company recognized as expense licensing fee of $228,000 representing the fair value of additional 1,000,000 (200,000 after reverse split) shares to be issued under the agreement (as explained in Note 4) , valued at the market price of $1.14 per share.

On February 8, 2017, the Company to issue 50,000 shares of common stock to Ten West Holdings, Inc. as consideration for corporate advisory services pursuant to agreement dated February 8, 2017 for a term of three months. The fair value of the shares amounting to $24,000 was determined based on the market price of $0.48 per share on the date of agreement. The Company recognized $13,621 as consulting expense during the period and $10,379 was recorded as prepaid expense.

Note 7 – Commitment

The Company has commitment to issue 200,000 (after stock split) shares of common stock on or before each anniversary pursuant to Exclusive License Agreement dated May 21, 2015 as explained in note 4 to the condensed financial statements.

Note 8 – Related Party Transactions

Other than disclosed elsewhere in the condensed financial statements, the only related party transaction during the three months ended March 31, 2017 and 2016 is directors’ fees of $-0- and $7,500 respectively. Director fees of $7,500 relate to a former director, who resigned in the previous year.

Accounts payable and accrued liabilities include the following balances, which are unsecured, non-interest bearing and have no set repayment term, owed to related parties:

	March 31	December 31
	2017	2016
Owned to a former director for director fees	50,750	50,750
Owed to a related party for lincense agreeement [Note 4]	83,067	83,067
	133,817	133,817

SocialPlay USA, Inc.

Notes to Condensed Financial Statements

As of March 31, 2017 (unaudited)

Note 9 – Subsequent Events

The Company’s management has evaluated subsequent events up to May 22, 2017 the date the unaudited condensed financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined the following subsequent event:

Effective April 28, 2017, the Company entered into an agreement with CMGT for the second amendment in convertible promissory notes dated January 11, 2016 (first amendment date) relating to certain warranties and covenants included in the convertible promissory notes as explained in note 5 to the interim condensed financial statements.

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

Results of Operations

Balance Sheet – As at March 31, 2017 and December 31, 2016:

Cash

At March 31, 2017 we had cash of $7,991 compared to $2,865 as at December 31, 2016.

Prepaid expenses

At March 31, 2017 we had prepaid expenses of $10,379 compared to $nil as at December 31, 2016. The amount relates to prepaid consulting expenses to be expenses subsequent to current quarter end.

Accounts payable, accrued liabilities and payable to related parties

At March 31, 2017 we had $306,606 of accounts payable, accrued liabilities and payable to related parties as compared to $322,164 as at December 31, 2016. The balance primarily represents $50,750 payable to a former director as consideration for director fee services, $83,067 payable to Social Play Inc. in connection with the license agreement, $54,000 for advertising services, $20,385 payable to Clark Corporate Law Group for legal services, $61,277 payable to Ten West Holdings as consideration for consulting services, $8,406 payable to Laxague Law for legal services, $450 payable to Globex for transfer agent services, accrued interest of $8,489 and accrued expenses of $31,437.

 Convertible promissory notes and derivative liabilities

During the previous year, we entered into agreements with CMGT and issued them convertible promissory notes. As of March 31, 2017, the total principal due was $421,141 ($351,397 as of December 31, 2016) and interest accrued on these notes as at March 31, 2017 amounted to $450 ($28,497 as at December 31, 2016).

On January 11, 2016, the Company consolidated all of its obligations to CMGT under a single Convertible Promissory Note due June 1, 2018. These amounts were accordingly reclassified to long-term liabilities.

On February 17, 2017, the Company entered into a First Amendment to Convertible Promissory Note with CMGT, Inc. Under the Amendment, the Company has modified the conversion feature of the Note so that the conversion price for all amounts owing thereunder is now $0.10 per share of common stock. In addition, the Amendment waives the Company’s prior defaults in payment of interest under the Note in the amount of $32,744, and adds such sum to the principal balance of the Note. The Company is now required to make quarterly interest payments commencing September 30, 2017. On April 28, 2017, we entered into a Second Amendment to the CMGT Note to remove certain anti-dilution features of the Note. All other terms of the original Note remain in full force and effect.

Statement of Operations - For the three months ended March 31, 2017 and 2016 respectively:

Expenses

Three months ended March 31, 2017 and March 31, 2016

We have not earned any revenues since our inception. During the three months ended March 31, 2017, we incurred operating expenses of $54,192, which consisted of consulting fees for investor relations of $30,629, legal and professional fees of $9,595, transfer agent fees of $3,590, and other expenses of $10,378. We also incurred accretion expense of $18,228, day-1 derivative losses of $13,486, interest and bank charges of $8,489, and a loss on the change in fair value of derivatives of $132,387. We had a net loss for the three months ended March 31, 2017 of $343,485. By comparison, during the three months ended March 31, 2016, we had net loss of $154,065. Our expenses during the three months ended March 31, 2016 mainly consisted of directors fees and other charges of $7,500, , consulting fees in connection with investor relations of $135,499, legal and professional fees of $13,063, transfer agent fees of $1,490, and other expenses of $145. We also incurred accretion expense of $14,056, interest and bank charges of $5,872 and recorded a gain on extinguishment of debt in the amount of $11,462 and a gain on the change in fair value of derivatives of $12,098.

Our expenses and net loss increased for the quarter ended March 31, 2016 as compared to the same period last year primarily due to increased expenses for investor relations consulting fees. We anticipate our operating expenses will increase as we move toward developing more active operations in our current line of business.

Our expenses and net loss decreased for the three months ended March 31, 2017 as compared to the same period last year primarily due to decrease in consulting fees for investor relations, the recorded a gain on extinguishment of debt and the gain on the change in fair value of derivatives. We anticipate our operating expenses will increase as we move toward developing more active operations in our current line of business.

Liquidity and Capital Resources

As of March 31, 2017, we had cash of $7,991. Our current liabilities as of March 31, 2017 were $306,606. Thus, we had a working capital deficit of $288,236, as of March 31, 2017.

Cash Used in Operating Activities.

Net cash used in operating activities was of $31,874 for the quarter ended March 31, 2017 as compared to $19,637 for the quarter ended March 31, 2016.

Cash Flows from Financing Activities.

During the quarter ended March 31, 2017, the Company raised $37,000 from convertible promissory notes as compared to $19,950 during the previous quarter ended March 31, 2016.

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

Off Balance Sheet Arrangements

As of March 31, 2017, there were no off balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements have been disclosed in note 3 to the interim condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being March 31, 2017.  This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Second Amendment to Convertible Promissory Note
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SocialPlay USA, Inc.

Date:	May 22, 2017

By:	/s/ Robert Rosner Robert Rosner
Title:	Chief Executive Officer, Chief Financial Officer and Director

