Form 10-Q
period 2017-06-30
SocialPlay USA, Inc.
filed 2017-11-22
CIK 1597929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,870,003 common shares as of November 22, 2017.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016 (audited);
F-2	Condensed Statements of Operations for the Three and Six months ended June 30, 2017 and 2016 (unaudited);
F-3	Condensed Statements of Cash Flows for the Six Months ended June 30, 2017 and 2016 (unaudited);
F-4	Notes to Condensed Financial Statements.

3

SocialPlay USA, Inc.

Condensed Balance Sheets

As of June 30, 2017 (unaudited) and December 31, 2016 (audited)

	June 30,	December 31,
	2017	2016
	$	$
Current assets
Cash	31	2,865
Deposits for investments (note 5)	100,000	—
Total assets	100,031	2,865

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable	149,647	127,956
Accrued liabilities	26,451	60,391
Payable to related parties [note 9]	133,817	133,817
Total Current Liabilities	309,915	322,164
Convertible promissory notes [note 6]	7,079	107,629
Derivative Liabilities [note 6]	—	318,234
Total Liabilities	316,994	748,027

Stockholders' deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2017 and December 31, 2016 [note 7]	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 11,870,003 and 11,820,003 shares issued and outstanding as of June 30, 2017 and December 31, 2016 [note 7]	11,870	11,820
Additional paid-in capital	1,261,271	678,680
Shares to be issued [note 4 and 7]	348,000	228,000
Accumulated deficit	(1,838,104)	(1,663,662)
Total stockholders' deficiency	(216,963)	(745,162)
Total liabilities and stockholders' deficiency	100,031	2,865

SocialPlay USA, Inc.

Condensed Statements of Operations

For the Three and Six Months ended June 30, 2017 and 2016 (unaudited)

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2017	2016	2017	2016
	$	$	$	$
REVENUE	—	—	—	—

EXPENSES
Legal and professional fees	14,388	13,994	23,984	27,057
Advertising and promotion	998	5,000	998	5,000
Consulting fees - Investor relations	17,329	97,088	47,958	232,587
Transfer agent fees	8,665	12,265	12,255	13,755
Directors' fees	—	7,500	—	15,000
Other operating expenses	14,294	1,195	24,672	1,340
Total operating expenses	55,674	137,042	109,867	294,739

Interest and bank charges	3,473	17,600	11,962	12,745
Licensing Fee [note 4]	120,000	—	120,000	—
Accretion expense	10,860	—	29,088	24,783
Gain on extinguishment of debt	(667,665)	—	(550,962)	(11,462)
Day-one derivative loss [note 6 and 7]	17,093	—	30,579	—
Change in fair value of derivatives [note 6 and 7]	291,521	19,591	423,908	7,493
Net (gain) loss for the year before income taxes	(169,044)	174,233	174,442	328,298
Income taxes	—	—	—	—
Net and comprehensive (gain) loss for the period	(169,044)	174,233	174,442	328,298
Gain (Loss) per share, basic and diluted	0.0143	(0.0148)	(0.0148)	(0.0279)
Weighted Average Number of common shares outstanding	11,868,889	11,812,222	11,844,676	11,778,242

SocialPlay USA, Inc.

Condensed Statements of Cash Flows

For the Three and Six Months ended June 30, 2017 and 2016 (unaudited)

Six months		Six months
ended June 30,		ended June 30,
2017		2016
$		$
OPERATING ACTIVITIES
Net loss for the period	(174,442)	(328,298)
Shares issued for services	24,000	133,500
Interest expense - accretion of convertible notes	29,088	24,783
Day-one derivative loss	30,579	—
Licensing fees [note 4]	120,000	—
Change in fair value of derivatives	423,908	7,493
Gain on extinguishment of debt	(550,962)	(11,462)
Net change in non-cash working capital balances:
Prepaid expenses	—	26,210
Accounts payable and accrued liabilities	20,495	85,095
Cash used in operating activities	(77,334)	(62,679)

INVESTING ACTIVITIES
Deposits made for investments [note 5]	(100,000)	—
Cash used in investing activities	(100,000)	—

FINANCING ACTIVITIES
Proceeds from issuance of convertible promissory notes	174,500	62,950
Proceeds for stock receivable	—	—
Cash provided by financing activities	174,500	62,950

Net increase (decrease) in cash during the year	(2,834)	271
Cash, beginning of the period	2,865	69
Cash, end of period	31	340

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	—	—
Cash paid for interest	—	—

SocialPlay USA, Inc.

Notes to Condensed Financial Statements

As of June 30, 2017 (unaudited)

Note 1 – Nature of Operations

The Company was incorporated on December 31, 2013 (Date of Inception) under the laws of the State of Nevada, as Artesanias Corp. (the “Company”). On June 12, 2015, the Board of Directors of the Company changed the name from Artesanias Corp. to SocialPlay USA, Inc. to reflect the business focus of the Company. The Company plans to develop a business that provides marketing, monetization, and support services for the companies in gaming and mobile application markets. On January 10, 2017, the former majority shareholder sold 7,082,000 restricted shares of common stock to the Company’s current President and CEO, Robert Rosner, in a private transaction. As result of this transaction, a change in control of the company occurred.

The Company has limited operations and is considered to be in the development stage.

Note 2 – Going Concern

The Company’s unaudited interim condensed financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit of $1,838,104 and a working capital deficit of $209,884 as of June 30, 2017 ($1,663,662 and $319,299 respectively, as at December 31, 2016). The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

As of June 30, 2017 (unaudited)

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

In July, 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-11 (“ASU 2017-11”), which addressed accounting for (I) certain financial instruments with down round features and (II) replacement of the indefinite deferral for mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests with a scope exception. The main provisions of Part I of ASU 2017-11 is to “change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.” Under previous US GAAP, warrants with a down round feature are not being considered indexed to the entity’s own stock, which results in classification of the warrant as a derivative liability. Under ASU 2017-11, the down round feature qualifies for a scope exception from derivative treatment. ASU 2017-11 is effective for public companies as of December 15, 2018 and interim periods within that fiscal year. Early adoption is permitted, including adoption in an interim period, with adjustments reflected as of the beginning of the fiscal year. The Company does not have any outstanding financial instruments with down round features as of June 30, 2017.

SocialPlay USA, Inc.

Notes to Condensed Financial Statements

As of June 30, 2017 (unaudited)

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

As technological feasibility has not been achieved, the Company recognizes expense at the end of each anniversary (triggering event) for the shares to be issued, the fair value of which to be determined based on the market price of the share on anniversary day as further explained in note 7 to the financial statements.

The Company has recorded 400,000 common shares to be issued and the related license fee expense as explained in Note 7.

Note 5 – Deposit for Investment

On March 11, 2017, the Company entered into a binding Letter of Intent (LOI) with a certain company. The LOI contemplates provision of an option to the Company, to purchase 100% equity of such company. The Company has made a deposit of $50,000 as the first stage in the acquisition, however, no formal and definitive acquisition agreement has been entered into yet.

On May 30, 2017, the Company entered into a binding LOI with a certain corporation. The LOI contemplates acquisition of a 33% ownership interest in the corporation for an agreed total purchase price. The Company has made a deposit of $50,000 as the first stage in the acquisition, however, no formal and definitive acquisition agreement has been entered into yet.

When the Company signs definitive acquisition agreements, the above two deposits will be treated as investments under the guidance available in US GAAP.

Note 6 – Convertible Promissory Notes and Derivative Liabilities

The outstanding convertible promissory notes as at June 30, 2017 represent obligations of the Company to CMGT Inc. (CMGT).

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

Effective February 17, 2017, the Company entered into a First Amendment to Convertible Promissory Note (the “Amendment”) with CMGT. Under the Amendment, the Company modified the conversion feature of the Note so that the conversion price for all amounts owing thereunder is now $0.10 per share of common stock. In addition, the Amendment waives the Company’s prior defaults in payment of interest under the Note in the amount of $44,289, and adds such sum to the principal balance of the Note. The Company is now required to make quarterly interest payments commencing September 30, 2017. The amendment resulted in the extinguishing of the old notes and re-issuance according to the new terms and discounts.

On April 28, 2017 the Company made an amendment on all its outstanding notes having face value of $436,141, removing all dilutive and reset provisions from these notes, therefore ending derivative treatment. The notes issued subsequent to amendment did not require derivative valuations.

SocialPlay USA, Inc.

Notes to Condensed Financial Statements

As of June 30, 2017 (unaudited)

Note 6 – Convertible Promissory Notes and Derivative Liabilities (continued)

Post amendment, the Company carried out beneficial conversion feature analysis of all the notes and concluded that based on the intrinsic value of these notes, 100% face value of the above notes of $558,641 were transferred to additional paid-in-capital and these notes are being amortized using an effective interest rate over the term of these notes.

The movement in convertible notes principal amount, accreted value of notes and derivative liabilities are detailed below:

	Face value of notes	Accreted value of notes	Derivative liabilities
	$	$	$
Balances as at December 31, 2016	351,397	107,629	318,234
Issuance of notes during Q1 2017	37,000	2,247	34,753
Conversion of accrued interest	32,744	32,744	—
Day-one derivative losses	—	—	13,486
Adjustment of unamortized discount on extinguishment	—	(148,697)	148,697
Loss on extinguishment of debt	—	—	116,703
Accretion expense	—	18,228	—
Change in fair value of derivatives	—	—	132,387
Balances as at March 31, 2017	421,141	12,151	764,260
Pre-Amendment (End of Derivatives)
Issuance of note	15,000	—	—
Full discount recognized on the note	—	—	15,000
Day-one derivative loss on the note	—	—	17,093
Change in fair value of derivatives	—	—	291,521
Accretion expense	—	3,781	—
Balance, pre-amendment	436,141	15,932	1,087,874
Transfer due to end of derivatives	—	420,209	(420,209)
Gain on extinguishment	—	—	(667,665)
Balance, post-amendment	436,141	436,141	—
Issuances of notes after amendment	122,500	122,500	—
Beneficial conversion features – Transferred to equity	—	(558,641)	—
Accretion expense	—	7,079	—
Balances as at June 30, 2017	558,641	7,079	—

The Company recognized interest expense of $3,473 during the quarter ended June 30, 2017 (June 30, 2016: $17,600). As of June 30, 2017, accrued interest was $4,736 (December 31, 2016: $27,805).

SocialPlay USA, Inc.

Notes to Condensed Financial Statements

As of June 30, 2017 (unaudited)

Note 6 – Convertible Promissory Notes and Derivative Liabilities (continued)

Prior to the amendment on April 28, 2017, the multinomial lattice model was used to value the convertible notes and the embedded derivative liabilities at issuance and period end date, using the following assumptions:

Assumptions
Dividend yield	0.00%
Risk-free rate for term	1.01% - 1.07%
Volatility	284.6% - 285.4%
Remaining terms (years)	1.09 to 1.11
Stock price ($ per share)	0.60-0.75

Effective April 28, 2017, the Company entered into a second amendment of Convertible Promissory Note. As a result of the amendment, derivative treatment has ended

Note 7 – Stockholders’ Deficiency

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

Issued and outstanding:

During the year ended December 31, 2014, the Company issued 21,600,000 (4,320,000 after reverse split) shares of its $0.001 par value common stock in a registered public offering for total cash proceeds of $27,000.

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

SocialPlay USA, Inc.

Notes to Condensed Financial Statements

As of June 30, 2017 (unaudited)

Note 7 – Stockholders’ Deficiency (continued)

Issued and outstanding (continued):

On April 15, 2016, the Company issued 50,000 shares of common stock to Ten West Holdings, Inc. as consideration for corporate advisory services amounting to $77,500 pursuant to agreement dated March 9, 2016. All services have been performed as of June 10, 2016.

On February 8, 2017, the Company agreed to issue 50,000 shares of common stock to Ten West Holdings, Inc. as consideration for corporate advisory services pursuant to agreement dated February 8, 2017 for a term of three months. The fair value of the shares amounting to $24,000 was determined based on the market price of $0.48 per share on the date of agreement. The Company recognized the entire amount as consulting expense during the period. The shares were issued on April 3, 2017.

As at June 30, 2017 and December 31, 2016, there were 11,870,003 (7,333,000 restricted shares) and 11,820,003 (7,383,000 restricted shares) (after stock split) shares of common stock respectively, issued out of the authorized 200,000,000 common shares.

Shares to be issued:

As at June 30, 2017, shares to be issued amounting to $348,000 (400,000 shares) comprise of:

During the year ended December 31, 2016, the Company recognized as expense licensing fee of $228,000 representing the fair value of additional 1,000,000 (200,000 after reverse split) shares to be issued under the agreement (as explained in Note 4) , valued at the market price of $1.14 per share.

During the period ended June 30, 2017, the Company recognized as expense licensing fee of $120,000 representing the fair value of additional 200,000 shares to be issued under the agreement (as explained in Note 4) , valued at the market price of $0.6 per share on May 19, 2017.

Note 8 – Commitment

The Company has commitment to issue 200,000 (after stock split) shares of common stock on or before each anniversary pursuant to Exclusive License Agreement dated May 21, 2015 as explained in note 4 to the condensed financial statements.

Note 9 – Related Party Transactions

Other than disclosed elsewhere in the condensed financial statements, the only related party transaction during the six months ended June 30, 2017 and 2016 is directors’ fees of $nil and $15,000 respectively. Director fees of $15,000 relate to a former director, who resigned in the previous year.

Accounts payable and accrued liabilities include the following balances, which are unsecured, non-interest bearing and have no set repayment term, owed to related parties:

	June 30	December 31
	2017	2016
Owed to a former director for director fees	50,750	50,750
Owed to a related party for license agreement [Note 4]	83,067	83,067
	133,817	133,817

SocialPlay USA, Inc.

Notes to Condensed Financial Statements

As of June 30, 2017 (unaudited)

Note 10 – Subsequent Events

The Company’s management has evaluated subsequent events up to November 22, 2017 the date the unaudited condensed financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined that there are no material subsequent events to report.

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

Letter of Intent with Spot and Play, Inc.

On March 11, 2017, we entered into a binding Letter of Intent (the “LOI”) with Spot and Play, Inc. (“Spot and Play”) and its sole shareholder, Karthik Mani. Spot and Play is developing the “Spot and Pay” application, which provides a way to centralize payment or donate money using a unique business code in form of a visual code at location, or using business name if remote. The LOI contemplates our acquisition of up to 100% of Spot and Play for a total purchase price of $1,000,000. Our initial investment will consist of $300,000 in cash, to be paid for a 30% ownership interest in Spot and Play. These funds are to be paid as follows: (i) $50,000 to be paid upon execution of the LOI, (ii) an additional $100,000 to be paid upon certain development milestones for Spot and Play’s business, and no later than 15 days after the execution of a definitive agreement, and (iii) the final $150,000 upon Spot and Play’s achievement of certain additional milestones, and no later than 75 days after the execution of a definitive agreement. Further, we will be granted the exclusive option to purchase the remaining 70% of Spot and Play to be paid as follows: (i) issuance of shares of our common stock valued at $200,000, no later than 150 days from execution of a definitive agreement, in order to purchase an additional 19% of Spot and Play, and (ii) issuance of shares of our common stock valued at $500,000, no later than 180 days from execution of a definitive agreement, in order to purchase the remaining 51% of Spot and Play. Shares issued as purchase consideration will be valued based on the five-day average trading price of our common stock immediately preceding their issuance. Shares to be issued as consideration for our acquisition of Spot and Play will be subject to a one (1) year lock-up, with certain leak-out restrictions on their re-sale thereafter. Upon our acquisition of 100% of the ownership interests in Spot and Play, Mr. Mani will be granted a royalty based on the gross profits of Spot and Play, with specific royalty terms to be negotiated. The transaction contemplated by the LOI is subject to final negotiation of a definitive agreement, requisite corporate approvals, and other conditions. Under the LOI, we have the exclusive rights, through June 30, 2017, to negotiate and conclude an acquisition agreement for Spot and Play.

Letter of Intent with Friendship Socks, Inc.

On May 30, 2017, we entered into a binding Letter of Intent (the “LOI”) with Friendship Socks, Inc., a British Columbia corporation (“Friendship Socks”). Friendship Socks is a company that manufactures a line of unique designer socks in the USA and markets its products online. The company leverages social media to connect people through the gifting of a pair of socks. The LOI contemplates our acquisition of a 33% ownership interest in Friendship Socks for a total purchase price of $150,000. Our initial investment will consist of $50,000 in cash to be delivered immediately for an 11% ownership interest in Friendship Socks. Upon the parties’ execution of a definitive acquisition agreement, we have agreed to acquire an additional 11% interest in exchange for an additional $50,000 upon Friendship Socks achievement of certain business milestones within 30 days of the execution of the definitive agreement. The final 11% ownership interest will be acquired for a final $50,000 upon Friendship Socks achievement of certain additional business milestones within 60 days of the execution of the definitive agreement. Upon completion of all payments as set forth above, Friendship Socks shall immediately issue sufficient shares of its capital in the name of the Company equal to 33% of its issued and outstanding stock. Should the definitive acquisition agreement not be entered into, we shall receive 11% equity interest in Friendship Socks as a result of the initial $50,000 Investment. In the event that the definitive agreement is executed but Friendship Socks does not achieve the specified milestones, we will have the option to waive the milestones and proceed with acquisition of the additional 22% ownership interest or, in the alternative, to terminate the agreement without penalty. Finally, the LOI specifies that will have the right of first refusal with regard to any additional equity investment, loan, or other financing for Friendship Socks.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations

Balance Sheet – As at June 30, 2017 and December 31, 2016:

Cash

At June 30, 2017 we had cash of $31 compared to $2,865 as at December 31, 2016.

Deposits for investments

At June 30, 2017, we had made deposits in the amount of $100,000 to two companies under LOIs signed with the companies.

Accounts payable, accrued liabilities and payable to related parties

At June 30, 2017 we had $309,915 of accounts payable, accrued liabilities and payable to related parties as compared to $322,164 as at December 31, 2016. The balance primarily represents $54,000 for advertising services, $20,385 payable to Clark Corporate Law Group for legal services, $56,277 payable to Ten West Holdings as consideration for consulting services, $5,524 payable to Laxague Law for legal services and $1,910 payable to Globex for transfer agent services.   At December 31, 2016, the balance primarily represents $54,000 for advertising services, $20,385 payable to Clark Corporate Law Group for legal services, $46,277 payable to Ten West Holdings as consideration for consulting services, $1,544 payable to Laxague Law for legal services and $450 payable to Globex for transfer agent services

Accrued liabilities comprise accrued interest of $8,014 (2016: $39,671) and accrued expenses of $18,437 (2016: $20,720).

Payable to related parties represents $50,750 (2016: $50,750) payable to a former director as consideration for director fee services, $83,067 (2016: $83,067) payable to Social Play Inc. in connection with the license agreement.

Convertible promissory notes and derivative liabilities

During the previous year, we entered into agreements with CMGT and issued them convertible promissory notes. As of June 30, 2017, the total principal due was $558,641 ($351,397 as of December 31, 2016) and interest accrued on these notes as at June 30, 2017 amounted to $3,278 ($28,497 as at December 31, 2016).

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

Effective April 28, 2017, the Company entered into an agreement with CMGT for the second amendment in convertible promissory notes dated January 11, 2016 (first amendment date) relating to certain warranties and covenants included in the convertible promissory notes as explained in note 7 to the interim condensed financial statements.

 Statement of Operations - For the three and six months ended June 30, 2017 and 2016 respectively:

Expenses

Three months ended June 30, 2017 and June 30, 2016

We have not earned any revenues since our inception. During the three months ended June 30, 2017, we incurred operating expenses of $55,674, which consisted of consulting fees for investor relations of $17,329, legal and professional fees of $14,388, transfer agent fees of $8,665, and other expenses of $14,294.

We also incurred accretion expense of $10,860, day-one derivative losses of $17,093, interest and bank charges of $3,473, licensing fee of $120,000, a loss on the change in fair value of derivatives of $291,521 and a gain on extinguishment of debt amounting to $667,665. We had a net gain for the three months ended June 30, 2017 of $169,044.

By comparison, during the three months ended June 30, 2016, we had net loss of $174,233. Our expenses during the three months ended June 30, 2016 mainly consisted of directors fees and other charges of $7,500, consulting fees in connection with investor relations of $97,088, legal and professional fees of $13,994, transfer agent fees of $12,265, and other expenses of $1,195. We also incurred interest and bank charges of $17,600, and a loss on the change in fair value of derivatives of $19,591.

Our expenses and net loss decreased for the three months ended June 30, 2017 as compared to the same period last year primarily due to decreased expenses for investor relations consulting fees, a decreased expense for directors fees, a decrease in interest and bank charges and due to gain in extinguishment of debt. We anticipate our operating expenses will increase as we move toward developing more active operations in our current line of business.

Six months ended June 30, 2017 and June 30, 2016

We incurred expenses and a net loss in the amount of $174,442 for the six months ended June 30, 2017 as compared to expenses and net loss in the amount of $328,298 for the six months ended June 30, 2016. Our expenses during the current six month period mainly consisted of consulting fees for investor relations of $47,958 (Six months ended June 30, 2016: $232,587), legal and professional fees of $23,984 (Six months ended June 30, 2016: $27,057), directors’ fees and other charges of $nil (Six months ended June 30, 2016: $15,000), transfer agent fees and stock filing charges of $12,255 (Six months ended June 30, 2016: $13,755), advertising and promotion of $998 (Six months ended June 30, 2016: $5,000), and other operating expenses of $24,672 (Six months ended June 30, 2016: $1,340).

We also incurred interest and bank charges of $11,962 (Six months ended June 30, 2016: $37,528), licensing fee of $120,000 (Six months ended June 30, 2016: $nil), accretion expense of $29,088 (Six months ended June 30, 2016: $nil), a gain on extinguishment of debt amounting to $550,962 (Six months ended June 30, 2016: $11,462), a Day-one derivative loss of $30,579 (Six months ended June 30, 2016: $nil), and a loss on the change in fair value of derivatives of $423,908 (Six months ended June 30, 2016: $7,493).

Our expenses and net loss decreased for the six months ended June 30, 2017 as compared to the same period last year primarily due to gain on extinguishment of debt, partially offset by the accretion expense, day one derivative expense, and loss on the change in fair value of derivatives. We anticipate our operating expenses will increase as we move toward developing more active operations in our current line of business.

Liquidity and Capital Resources

As of June 30, 2017, we had cash of $31 and deposits of $100,000. Our current liabilities as of June 30, 2017 were $309,915. Thus, we had a working capital deficit of $209,884, as of June 30, 2017.

Cash Used in Operating Activities.

Net cash used in operating activities was $77,334 for the period ended June 30, 2017 as compared to $62,679 for the period ended June 30, 2016.

Cash Used in Investing Activities.

Deposits made for investments amounted to $100,000.

Cash Flows from Financing Activities.

During the period ended June 30, 2017, the Company raised $174,500 from convertible promissory notes as compared to $62,950 during the period ended June 30, 2016.

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

Off Balance Sheet Arrangements

As of June 30, 2017, there were no off balance sheet arrangements.

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

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being June 30, 2017.  This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

Further, we will be granted the exclusive option to purchase the remaining 70% of Spot and Play to be paid as follows: (i) issuance of shares of our common stock valued at $200,000, no later than 150 days from execution of a definitive agreement, in order to purchase an additional 19% of Spot and Play, and (ii) issuance of shares of our common stock valued at $500,000, no later than 180 days from execution of a definitive agreement, in order to purchase the remaining 51% of Spot and Play. Shares issued as purchase consideration will be valued based on the five-day average trading price of our common stock immediately preceding their issuance. Shares to be issued as consideration for our acquisition of Spot and Play will be subject to a one (1) year lock-up, with certain leak-out restrictions on their re-sale thereafter. Upon our acquisition of 100% of the ownership interests in Spot and Play, Mr. Mani will be granted a royalty based on the gross profits of Spot and Play, with specific royalty terms to be negotiated. The transaction contemplated by the LOI is subject to final negotiation of a definitive agreement, requisite corporate approvals, and other conditions. Under the LOI, we have the exclusive rights, through June 30, 2017, to negotiate and conclude an acquisition agreement for Spot and Play.

Letter of Intent with Friendship Socks, Inc.

On May 30, 2017, we entered into a binding Letter of Intent (the “LOI”) with Friendship Socks, Inc., a British Columbia corporation (“Friendship Socks”). Friendship Socks is a company that manufactures a line of unique designer socks in the USA and markets its products online. The company leverages social media to connect people through the gifting of a pair of socks. The LOI contemplates our acquisition of a 33% ownership interest in Friendship Socks for a total purchase price of $150,000. Our initial investment will consist of $50,000 in cash to be delivered immediately for an 11% ownership interest in Friendship Socks. Upon the parties’ execution of a definitive acquisition agreement, we have agreed to acquire an additional 11% interest in exchange for an additional $50,000 upon Friendship Socks achievement of certain business milestones within 30 days of the execution of the definitive agreement. The final 11% ownership interest will be acquired for a final $50,000 upon Friendship Socks achievement of certain additional business milestones within 60 days of the execution of the definitive agreement. Upon completion of all payments as set forth above, Friendship Socks shall immediately issue sufficient shares of its capital in the name of the Company equal to 33% of its issued and outstanding stock. Should the definitive acquisition agreement not be entered into, we shall receive 11% equity interest in Friendship Socks as a result of the initial $50,000 Investment. In the event that the definitive agreement is executed but Friendship Socks does not achieve the specified milestones, we will have the option to waive the milestones and proceed with acquisition of the additional 22% ownership interest or, in the alternative, to terminate the agreement without penalty. Finally, the LOI specifies that will have the right of first refusal with regard to any additional equity investment, loan, or other financing for Friendship Socks.

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

SocialPlay USA, Inc.

Date:	November 22, 2017

By:	/s/ Robert Rosner Robert Rosner
Title:	Chief Executive Officer, Chief Financial Officer and Director

