Form 10-Q
period 2017-09-30
SocialPlay USA, Inc.
filed 2017-12-01
CIK 1597929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,870,003 common shares as of December 1, 2017.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PlART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016 (audited);
F-2	Condensed Statements of Operations for the Three and Nine months ended September 30, 2017 and 2016 (unaudited);
F-3	Condensed Statements of Cash Flows for the Nine Months ended September 30, 2017 and 2016 (unaudited);
F-4	Notes to Condensed Financial Statements.

3

SocialPlay USA, Inc.

Condensed Balance Sheets

As of September 30, 2017 (unaudited) and December 31, 2016 (audited)

	September 30,	December 31,
	2017	2016
	$	$
Current assets
Cash	2,455	2,865
Deposits for investments (note 5)	100,000	—
Total assets	102,455	2,865

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable	144,925	127,956
Accrued liabilities	50,134	60,391
Payable to related parties [note 9]	133,817	133,817
Convertible promissory notes [note 6]	33,402	—
Total Current Liabilities	362,278	322,164

Convertible promissory notes [note 6]	—	107,629
Derivative Liabilities [note 6]	—	318,234
Total Liabilities	362,278	748,027

Stockholders' deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively [note 7]	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 11,870,000 and 11,820,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016 [note 7]	11,870	11,820
Additional paid-in capital	1,276,271	678,680
Shares to be issued [notes 4 and 7]	348,000	228,000
Accumulated deficit	(1,895,964)	(1,663,662)
Total stockholders' deficiency	(259,823)	(745,162)
Total liabilities and stockholders' deficiency	102,455	2,865

See accompanying notes

SocialPlay USA, Inc.

Condensed Statements of Operations

For the Three and Nine Months ended September 30, 2017 and 2016 (unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	$	$	$	$
REVENUE	—	—	—	—

EXPENSES
Legal and professional fees	4,262	9,306	28,246	36,363
Advertising and promotion	—	—	998	5,000
Consulting fees - Investor relations	—	1,000	47,958	233,587
Transfer agent fees	1,350	1,254	13,605	15,009
Directors' fees [note 9]	—	—	—	15,000
Other operating expenses	2,201	148	26,873	1,488
Total operating expenses	7,813	11,708	117,680	306,447

Forgiveness of debt [note 10]	—	(62,500)		(62,500)
Interest and bank charges	23,724	7,744	35,686	34,544
Licensing fees [note 4]	—	1,140,000	120,000	1,140,000
Accretion of discount on convertible notes	26,323	14,900	55,411	25,627
Gain on extinguishment of debt	—	—	(550,962)	(11,462)
Day-one derivative loss [notes 6 and 7]	—	—	30,579	—
Change in fair value of derivatives [notes 6 and 7]	—	6,444	423,908	13,937
Loss (Income) before income taxes	57,860	1,118,296	232,302	1,446,593

Income taxes		—		—
Net income (loss) for the period	(57,860)	(1,118,296)	(232,302)	(1,446,593)

(Earnings) loss per share, basic and diluted	(0.0049)	(0.095)	(0.0196)	(0.1227)

Weighted average number of common shares outstanding	11,870,003	11,820,003	11,853,245	11,792,161

See accompanying notes

SocialPlay USA, Inc.

Condensed Statements of Cash Flows

For the Nine Months ended September 30, 2017 and 2016 (unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2016
	$	$
OPERATING ACTIVITIES
Net loss for the period	(232,302)	(1,446,593)
Shares issued for services	24,000	133,500
Accretion of discount on convertible notes	55,411	39,683
Day-one derivative loss [notes 6 and 7]	30,579	—
License fees [note 4]	120,000	1,140,000
Change in fair value of derivatives [notes 6 and 7]	423,908	13,937
Gain on extinguishment of debt	(550,962)	(11,462)
Net change in non-cash working capital balances:
Prepaid expenses	—	26,210
Accounts payable and accrued liabilities	39,456	12,768
Cash used in operating activities	(89,910)	(91,957)
INVESTING ACTIVITIES
Deposits made for investments [note 5]	(100,000)	—
Cash used in investing activities	(100,000)	—
FINANCING ACTIVITIES
Proceeds from issuance of convertible promissory notes	189,500	91,950
Proceeds for stock receivable	—	—
Cash provided by financing activities	189,500	91,950
Net (decrease) increase in cash during the period	(410)	(7)
Cash, beginning of period	2,865	69
Cash, end of period	2,455	62
Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	—	—
Cash paid for interest	—	—

See accompanying notes

SocialPlay USA, Inc.

Notes to Condensed Financial Statements

As of September 30, 2017 (unaudited)

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

Note 2 – Going Concern

The Company’s unaudited interim condensed financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit of $1,895,964 and a working capital deficit of $259,823 as of September 30, 2017 ($1,663,662 and $319,299 respectively, as at December 31, 2016). The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

SocialPlay USA, Inc.

Notes to Condensed Financial Statements

As of September 30, 2017 (unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

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

SocialPlay USA, Inc.

Notes to Condensed Financial Statements

As of September 30, 2017 (unaudited)

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

Note 5 – Deposits for Investment

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

Note 6 – Convertible Promissory Notes and Derivative Liabilities

The outstanding convertible promissory notes as at September 30, 2017 represent obligations of the Company to CMGT Inc. (CMGT).

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

SocialPlay USA, Inc.

Notes to Condensed Financial Statements

As of September 30, 2017 (unaudited)

The movement in convertible notes principal amount, accreted value of notes and derivative liabilities are detailed below:

	Face value of notes	Cumulative discount on notes	Accreted value of notes	Derivative liabilities
	$	$	$	$
Balances as at December 31, 2016	351,397	—	107,629	318,234
Issuance of notes during Q1 2017	37,000	—	2,247	34,753
Conversion of accrued interest	32,744	—	32,744	—
Day-one derivative losses	—	—	—	13,486
Adjustment of unamortized discount on extinguishment	—	—	(148,697)	148,697
Loss on extinguishment of debt	—	—	—	116,703
Accretion expense	—	—	18,228	—
Change in fair value of derivatives	—	—	—	132,387
Balances as at March 31, 2017	421,141		12,151	764,260
Pre-Amendment (End of Derivatives)
Issuance of note	15,000	—	—	—
Full discount recognized on the note	—	—	—	15,000
Day-one derivative loss on the note	—	—	—	17,093
Change in fair value of derivatives	—	—	—	291,521
Accretion expense	—	—	3,781	—
Balance, pre-amendment	436,141	—	15,932	1,087,874
Transfer due to end of derivatives	—	—	420,209	(420,209)
Gain on extinguishment	—	—	—	(667,665)
Balance, post-amendment	436,141	—	436,141	—
Issuances of notes after amendment	137,500	—	137,500	—
Beneficial conversion feature – Transferred to equity	—	573,641	(573,641)	—
Accretion expense	—	(33,402)	33,402	—
Balances as at September 30, 2017	573,641	540,239	33,402	—

The Company recognized interest expense of $14,397 during the quarter ended September 30, 2017 (September 30, 2016: $17,600). As of September 30, 2017, accrued interest was $31,698 (December 31, 2016: $27,805).

Effective April 28, 2017, the Company entered into a second amendment of Convertible Promissory Note. As a result of the amendment, derivative treatment has ended.

Prior to the amendment on April 28, 2017, the multinomial lattice model was used to value the convertible notes and the embedded derivative liabilities at issuance and period end date, using the following assumptions:

Assumptions
Dividend yield	0.00%
Risk-free rate for term	1.01% - 1.07%
Volatility	284.6% - 285.4%
Remaining terms (years)	1.09 to 1.11
Stock price ($ per share)	0.60-0.75

SocialPlay USA, Inc.

Notes to Condensed Financial Statements

As of September 30, 2017 (unaudited)

Note 7 – Stockholders’ Deficiency

Authorized:

The Company is authorized to issue up to 200,000,000 shares of its $0.001 par value common stock and up to 100,000,000 shares of its $0.001 par value preferred stock.

On March 14, 2017, the Company designated a new class of Series A Preferred Stock. Series A Preferred Stock consists of 10,000,000 shares, par value $0.001 per share. Series A Preferred stock has no stated value, ranks pari passu with our common stock upon liquidation, and has no special dividend rights. Shares of Series A Preferred Stock are convertible to common stock, at the option of the holder, at a rate of 20 shares of common stock for each share of preferred stock. Shares of Series A Preferred Stock may be voted on an as-of-converted basis on all matters submitted to the vote or consent of the holders of our common stock. The Company has not issued any shares of Series A Preferred Stock at this time.

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

As at September 30, 2017 and December 31, 2016, there were 11,870,003 (7,333,000 restricted shares) and 11,820,003 (7,383,000 restricted shares) (after stock split) shares of common stock respectively, issued out of the authorized 200,000,000 common shares.

Shares to be issued:

As at September 30, 2017, shares to be issued amounting to $348,000 (400,000 shares) comprise of:

During the year ended December 31, 2016, the Company recognized as expense licensing fee of $228,000 representing the fair value of additional 1,000,000 (200,000 after reverse split) shares to be issued under the agreement (as explained in Note 4) , valued at the market price of $1.14 per share.

During the period ended September 30, 2017, the Company recognized as expense licensing fee of $120,000 representing the fair value of additional 200,000 shares to be issued under the agreement (as explained in Note 4) , valued at the market price of $0.6 per share on May 19, 2017.

Note 8 – Commitment

The Company has commitment to issue 200,000 (after stock split) shares of common stock on or before each anniversary pursuant to Exclusive License Agreement dated May 21, 2015 as explained in note 4 to the condensed financial statements.

Note 9 – Related Party Transactions

Other than disclosed elsewhere in the condensed financial statements, the only related party transaction during the nine months ended September 30, 2017 and 2016 is directors’ fees of $nil and $15,000 respectively. Director fees of $15,000 relate to a former director, who resigned in the previous year.

SocialPlay USA, Inc.

Notes to Condensed Financial Statements

As of September 30, 2017 (unaudited)

Note 9 – Related Party Transactions (continued)

Accounts payable and accrued liabilities include the following balances, which are unsecured, non-interest bearing and have no set repayment term, owed to related parties:

	September 30	December 31
	2017	2016
Owed to a former director for director fees	50,750	50,750
Owed to a related party for license agreement [note 4]	83,067	83,067
	133,817	133,817

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

Note 11 – Subsequent Events

The Company’s management has evaluated subsequent events up to December 1, 2017 the date the unaudited condensed financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined that there are no material subsequent events to report.

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

Working with Spot and Pay, we have recently integrated Bitcoin payments into the Spot&Pay mobile payment platform. Bitcoin is the first digital currency to be added to the existing Spot&Pay payment system infrastructure and allows users an additional choice when it comes to paying for goods and services. In addition to the current method of paying by credit card or direct debit, users can scan a QR code and choose the Bitcoin payment option on the checkout screen. If Bitcoin is selected, Spot&Pay will connect to our gateway and generate the URL for the user to complete the transaction by opening their Bitcoin wallet and providing payment for the purchase.

The Spot&Pay platform is now integrated with Bitpay, a leading Bitcoin payment gateway and digital currency wallet service and is available on both IOS and Android apps. As the digital currency market continues to grow, Spot and Pay plans to add other cryptocurrencies such as Ethereum, Ripple, and Speedcoin options to its payment solutions.

Additionally, we are is in the initial stages of planning and developing our own reward based cryptocrrency, which will form the basis of a planned strategic User Loyalty Program.

Letter of Intent with Friendship Socks, Inc.

On May 30, 2017, we entered into a binding Letter of Intent (the “LOI”) with Friendship Socks, Inc., a British Columbia corporation (“Friendship Socks”). Friendship Socks is a company that manufactures a line of unique designer socks in the USA and markets its products online. The company leverages social media to connect people through the gifting of a pair of socks. The LOI contemplates our acquisition of a 33% ownership interest in Friendship Socks for a total purchase price of $150,000. Our initial investment will consist of $50,000 in cash to be delivered immediately for an 11% ownership interest in Friendship Socks. Upon the parties’ execution of a definitive acquisition agreement, we have agreed to acquire an additional 11% interest in exchange for an additional $50,000 upon Friendship Socks achievement of certain business milestones within 30 days of the execution of the definitive agreement. The final 11% ownership interest will be acquired for a final $50,000 upon Friendship Socks achievement of certain additional business milestones within 60 days of the execution of the definitive agreement. Upon completion of all payments as set forth above, Friendship Socks shall immediately issue sufficient shares of its capital in the name of the Company equal to 33% of its issued and outstanding stock. Should the definitive acquisition agreement not be entered into, we shall receive 11% equity interest in Friendship Socks as a result of the initial $50,000 Investment. In the event that the definitive agreement is executed but Friendship Socks does not achieve the specified milestones, we will have the option to waive the milestones and proceed with acquisition of the additional 22% ownership interest or, in the alternative, to terminate the agreement without penalty. Finally, the LOI specifies that will have the right of first refusal with regard to any additional equity investment, loan, or other financing for Friendship Socks. On November 8, 2017 we advanced $30,000 to Friendship Socks.

Although the agreements with Spot and Play and Friendship Socks have not been extended in writing or amended, the parties to both agreements remain verbally committed to moving forward, and we are working toward completing these acquisitions.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations

Balance Sheet – As at September 30, 2017 and December 31, 2016:

Cash

At September 30, 2017 we had cash of $2,455 compared to $2,865 as at December 31, 2016.

Deposits for investments

At September 30, 2017, we had made deposits in the amount of $100,000 to two companies under LOIs signed with the companies.

Accounts payable, accrued liabilities and payable to related parties

At September 30, 2017, our accounts payable were $144,925 (September 30, 2016: $127,956). The balance primarily represents $54,000 for advertising services, $20,385 payable to Clark Corporate Law Group for legal services, $56,277 payable to Ten West Holdings as consideration for consulting services, $5,000 to Ched Corporate Solutions for consulting services, $5,950 payable to Doty Scott Enterprises for accounting services and $3,260 payable to Globex for transfer agent services. At December 31, 2016, the balance primarily represents $54,000 for advertising services, $20,385 payable to Clark Corporate Law Group for legal services, $46,277 payable to Ten West Holdings as consideration for consulting services, $1,544 payable to Laxague Law for legal services and $450 payable to Globex for transfer agent services.

At September 30, 2017, our accrued liabilities were $50,134 (September 30, 2016: $60,391). Accrued liabilities comprise accrued interest of $31,698 (September 30, 2016: $39,671) and other accrued expenses of $18,437 (September 30, 2016: $20,720).

At September 30, 2017, our payable to related parties was $133,817 (September 30, 2016: $133,817). Payable to related parties represents $50,750 (2016: $50,750) payable to a former director as consideration for director fee services, $83,067 (2016: $83,067) payable to Social Play Inc. in connection with the license agreement.

Convertible promissory notes and derivative liabilities

During the previous year, we entered into agreements with CMGT and issued them convertible promissory notes. As of September 30, 2017, the total principal due was $573,641 ($351,397 as of December 31, 2016) and interest accrued on these notes as at September 30, 2017 amounted to $31,698 ($28,497 as at December 31, 2016).

On January 11, 2016, we consolidated all of its obligations to CMGT under a single Convertible Promissory Note due June 1, 2018.

On February 17, 2017, we entered into a First Amendment to Convertible Promissory Note with CMGT, Inc. Under the Amendment, we modified the conversion feature of the Note so that the conversion price for all amounts owing thereunder is now $0.10 per share of common stock. In addition, the Amendment waived our prior defaults in payment of interest under the Note in the amount of $32,744, and added such sum to the principal balance of the Note. We are now required to make quarterly interest payments commencing September 30, 2017 . On April 28, 2017, we entered into a Second Amendment to the CMGT Note to remove certain anti-dilution features of the Note. All other terms of the original Note remain in full force and effect.

Effective April 28, 2017, we entered into an agreement with CMGT for the second amendment in convertible promissory notes dated January 11, 2016 (first amendment date) relating to certain warranties and covenants included in the convertible promissory notes as explained in note 7 to the interim condensed financial statements.

Statement of Operations - For the three and nine months ended September 30, 2017 and September 30, 2016 respectively:

Expenses

Three months ended September 30, 2017 and September 30, 2016

We have not earned any revenues since our inception. During the three months ended September 30, 2017, we incurred operating expenses of $7,813, which consisted of legal and professional fees of $4,262, transfer agent fees of $1,350, and other expenses of $2,201.

We also incurred accretion expense of $26,323 and interest and bank charges of $23,724. We had a net loss for the three months ended September 30, 2017 of $57,860.

By comparison, during the three months ended September 30, 2016, we incurred operating expenses of $11,708 and net loss of $1,118,296.

Our operating expenses during the three months ended September 30, 2016 comprised legal and professional fees of $9,306, consulting fees for investor relations of $1,000, transfer agent fees of $1,254, and other expenses of $148.

We also incurred interest and bank charges of $7,744, licensing fees of $1,140,000, Accretion expense of $14,900, loss on the change in fair value of derivatives of $6,444 and a gain due to forgiveness of debt amounting to $62,500.

Our expenses and net loss decreased for the three months ended September 30, 2017 as compared to the same period last year primarily due to decrease in legal and professional fee and licensing fees. We anticipate our operating expenses will increase as we move toward developing more active operations in our current line of business.

Nine months ended September 30, 2017 and September 30, 2016

During the nine months ended September 30, 2017, we incurred operating expenses of $117,680, which consisted of legal and professional fees of $28,246, Advertising and promotion expense of $998, Consulting fee of $47,958, transfer agent fees of $13,605, and other expenses of $26,873.

We also incurred Interest and Bank Charges of $35,686, Licensing Fee of $120,000, Accretion expense of $55,411, Gain on extinguishment of Debt of $550,962, Day-one derivative loss of $30,579 and loss due to Change in fair value of derivatives of $423,908. We had a net loss for the nine months ended September 30, 2017 of $232,302.

By comparison, during the nine months ended September 30, 2016, we incurred operating expenses of $306,447 and net loss of $1,446,593.

Our operating expenses during the three months ended September 30, 2016 comprised legal and professional fees of $36,363, Advertising and promotion expense of $5,000, Consulting fee of $233,587, transfer agent fees of $15,009, Directors fee of $15,000 and other expenses of $1,488.

We also incurred Interest and Bank Charges of $34,544, Licensing Fee of $1,140,000, Accretion expense of $25,627, Gain on extinguishment of Debt of $11,462 and loss due to Change in fair value of derivatives of $13,937. We had a net loss for the nine months ended September 30, 2017 of $1,446,593.

Our expenses and net loss decreased for the three months ended September 30, 2017 as compared to the same period last year primarily due to decrease in legal and professional fee and licensing fees. We anticipate our operating expenses will increase as we move toward developing more active operations in our current line of business.

Liquidity and Capital Resources

As of September 30, 2017, we had cash of $2,455 and deposits of $100,000. Our current liabilities as of September 30, 2017 were $362,278. Thus, we had a working capital deficit of $259,823, as of September 30, 2017.

Cash Used in Operating Activities.

Net cash used in operating activities was of $89,910 for the period ended September 30, 2017 as compared to $91,957 for the period ended September 30, 2016.

Cash Used in Investing Activities.

Deposits made for investments amounted to $100,000.

Cash Flows from Financing Activities.

During the period ended September 30, 2017, the Company raised $189,500 from convertible promissory notes as compared to $91,950 during the period ended September 30, 2016.

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

Off Balance Sheet Arrangements

As of September 30, 2017, there were no off balance sheet arrangements.

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

We recently evaluated the effectiveness of our disclosure controls and procedures, as required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being September 30, 2017.  This evaluation was conducted with the participation of our principal executive officer and our principal accounting officer.

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

SocialPlay USA, Inc.

Date:	December 1, 2017

By:	/s/ Robert Rosner Robert Rosner
Title:	Chief Executive Officer, Chief Financial Officer and Director

