Form 10-K
period 2017-12-31
SocialPlay USA, Inc.
filed 2018-06-18
CIK 1597929

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company [ ] Emerging growth company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter. $1,771,561 as of September 30, 2017

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 11,870,003 as of May 21 2018.

1

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

On April 9, 2018, we entered into a definitive Share Exchange and Funding Agreement (the “Agreement”) with Spot and Pay, Inc., a Nevada corporation (“Spot and Pay”). Under the Agreement, the Company is acquiring a 90% ownership stake in Spot and Pay.

Under the Agreement, we acquired 90% of the outstanding capital stock of Spot and Pay from its founder and sole shareholder, Karthikeyan Mani. In exchange, the Company has agreed to issue Mr. Mani 500,000 shares of the common stock of the Company. The Company has agreed to provide a total of $300,000 in funding for development of the Spot & Pay platform. The $300,000 includes $50,000 paid previously to Spot and Pay, together with an additional $250,000 to be paid in one or more tranches over the next 180 days. The Spot & Pay platform as developed after the Agreement will be considered work-for-hire belonging to SocialPlay USA, Inc. Mr. Mani and Spot and Pay will use their best efforts to develop the mobile payment platform, with Mr. Mani to be bound by a two-year non-competition agreement following the conclusion of such efforts. In the event that the Company fails to fund the full $300,000 within 180 days from the Agreement, the Spot and Pay shares acquired by the Company and the Company’s shares issued to Mr. Mani will be returned in part based on a sliding scale set forth in the Agreement.

The Company's software development plan has evolved to include a substantially more robust proprietary platform wallet feature that will allow users to create their own wallet so that they may buy and sell bitcoin and other cryptocurrencies directly from the Spot&Pay platform. It also provides seamless abilities to transfer money within the Spot&Pay user network instantly from one account to another without any processing delays. As part of its strategy going forward, SocialPlay will focus significant development efforts on the integration of cryptocurrency and blockchain technologies into its product offerings.

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

Additionally, we are in the initial stages of planning and developing our own reward based cryptocurrency, which will form the basis of a planned strategic User Loyalty Program.

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

Fiscal Year Ending December 31, 2017
Quarter Ended	High $	Low $
December 31, 2017	$2.69	$0.32
September 30, 2017	$1.08	$0.37
June 30, 2017	$1.25	$0.48
March 31, 2017	$1.45	$0.54

Fiscal Year Ending December 31, 2016
Quarter Ended	High $	Low $
December 31, 2016	$0.80	$0.81
September 30, 2016	$1.13	$0.33
June 30, 2016	$1.69	$0.51
March 31, 2016	$2.20	$0.26

As of June 1, 2018, the last trading price of our common stock was $0.64 per share

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

Holders of Our Common Stock

As of June 1, 2018 there were 11,870,003 shares of our common stock issued and outstanding held by 10 stockholders of record. Our transfer agent is Globex Transfer, LLC, located at 780 Deltona Blvd., Suite 202, Deltona, FL 32725. Their telephone number is (813) 344-4490.

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

4.       On April 15, 2016, we issued 50,000 shares of common stock to Ten West Holding, Inc. as compensation under a Corporate Advisory Services Agreement.

5.       On April 3, 2017, we issued 50,000 shares of common stock to Ten West Holding, Inc. as compensation under a Corporate Advisory Services Agreement.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended December 31, 2017 and 2016

We have not earned any revenues since our inception. During the fiscal year ended December 31, 2017, we incurred operating expenses of $228,731, which consisted of legal and professional fees of $43,364, advertising and promotion of $90,998, consulting fees for investor relations of $51,059, transfer agent fees of $19,985, and other operating expenses of $20,868. In addition, we incurred interest and bank charges of $51,387, accretion of discount on convertible notes of $150,746, day one derivative loss of $30,579, licensing fee of $120,000, a gain on extinguishment of debt of $550,962, and a loss on change in the fair value of derivatives in the amount of $423,908. Our net loss for the year ended December 31, 2017 was $451,932.

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

Our results of operations for the fiscal year ended December 31, 2017 and December 31, 2016 relate to the development of our current business. We anticipate our operating expenses will increase as we move toward developing more active operations in our current line of business.

Liquidity and Capital Resources

At December 31, 2017, we had cash of $6,157. Our total current liabilities as of December 31, 2017, were $470,610, and consisted of accounts payable of $144,874, accrued liabilities of $63,182 and payable to related parties of $133,817. We had negative working capital of $334,453 as of December 31, 2017. Long term liabilities comprised convertible promissory notes net of discount in the amount of $128,737.

At December 31, 2016, we had cash of $2,865. Our total current liabilities as of December 31, 2016, were $322,164, and consisted of accounts payable of $127,956, accrued liabilities of $60,391 and payable to related parties of $133,817. We had negative working capital of $319,299 as of December 31, 2016. Long term liabilities comprised convertible promissory notes net of discount in the amount of $107,629, and derivative liabilities of $318,234. We had no long term liabilities as of December 31, 2016.

Cash Used in Operating Activities. Operating Activities used $201,208 in cash for the fiscal year ended December 31, 2017. Operating Activities used $107,654 in cash for the fiscal year ended December 31, 2016.

Cash Used in Investing Activities. Investing Activities used $130,000 in cash for the fiscal year ended December 31, 2017. Investing Activities used $Nil in cash for the fiscal year ended December 31, 2016.

Cash Flows from Financing Activities. During the year ended December 31, 2017, financing activities provided $334,500 in cash, all from the issuance of convertible promissory notes.  During the year ended December 31, 2016, financing activities provided $110,450 in cash, all from the issuance of convertible promissory notes.

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

As of June 1, 2018, we had received the advances under from CMGT, each of which is covered  by the Consolidated Note. :

Issue Date	Maturity Date	Note Amount $	Interest Rate Per Annum
January 11, 2016	June 1, 2018*	241,047	10%
February 12, 2016	June 1, 2018*	9,000	10%
February 23, 2016	June 1, 2018*	10,850	10%
May 5, 2016	June 1, 2018*	10,000	10%
June 2, 2016	June 1, 2018*	22,000	10%
June 17, 2016	June 1, 2018*	11,000	10%
July 5, 2016	June 1, 2018*	4,000	10%
August 5, 2016	June 1, 2018*	15,000	10%
August 19, 2016	June 1, 2018*	5,000	10%
September 8, 2016	June 1, 2018*	5,000	10%
October 3, 2016	June 1, 2018*	8,500	10%
December 12, 2016	June 1, 2018*	10,000	10%

February 7, 2017	June 1, 2018*	16,000	10%
February 17, 2017	June 1, 2018*	32,744	10%
February 27, 2017	June 1, 2018*	6,000	10%
March 29, 2017	June 1, 2018*	15,000	10%
April 20, 2017	June 1, 2018*	15,000	10%
May 3, 2017	June 1, 2018*	56,000	10%
May 12, 2017	June 1, 2018*	15,500	10%
May 25, 2017	June 1, 2018*	51,000	10%
September 1, 2017	June 1, 2018*	15,000	10%
October 16, 2017	June 1, 2018*	40,000	10%
November 3, 2017	June 1, 2018*	40,000	10%
December 18, 2017	June 1, 2018*	65,000	10%
January 5, 2018	June 1, 2018*	60,000	10%
March 22, 2018	June 1, 2018*	75,000	10%
		853,641
*On or before June 1, 2018.

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

Off Balance Sheet Arrangements

As of December 31, 2017, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred a loss of $451,932 for the fiscal year ended December 31, 2017 and have not yet developed a reliable source of revenue. To date, we have been dependent on funding operations through the sale of debt and equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-09, Compensation – Stock Compensation (Topic 718). The amendments in this ASU require that the company apply modification accounting when the company changes the terms or conditions of a share-based payment award. The amendments in this Update apply to all companies. They became effective for public business entities in the annual period ending after December 15, 2017, and interim periods within those fiscal years, with early application permitted. Management does not expect to have a significant impact of this ASU on the Company’s financial statements.

In July 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815).

I.	Accounting for Certain Financial Instruments with Down Round Features

II.	Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception

The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

The amendments in this Update apply to all companies. Part I becomes effective for public business entities in the annual period ending after December 15, 2018, and interim periods within those fiscal years, with early application permitted. Management does not expect to have a significant impact of this ASU on the Company’s financial statements. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect

In February 2016, an accounting pronouncement was issued by the FASB to replace existing lease accounting guidance. This pronouncement is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet for most leases. Expenses associated with leases will continue to be recognized in a manner similar to current accounting guidance. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The adoption is required to be applied on a modified retrospective basis for each prior reporting period presented. The Company has not yet determined the effect that the adoption of this pronouncement may have on the consolidated financial position and/or results of operations.

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted this pronouncement on January 1, 2017, and the adoption did not have a material impact on the financial position and/or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Sohail Raza, CPA, CA, CPA (Colorado, USA)

Chartered Accountant, Licensed Public Accountant

Park Place Corporate Centre

15 Wertheim Court, Suite 409

Richmond Hill, ON L4B 3H7

Tel: 416 671 7292 & 905 882 9500

Fax: 905 882 9580

Email: info@srco.ca

www.srco.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SocialPlay USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SocialPlay USA, Inc. (the “Company”) as of December 31, 2017 and 2016 and the related statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2017 and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015. Richmond Hill, Ontario, Canada June 15, 2018	/s/ SRCO Professional Corporation CHARTERED PROFESSIONAL ACCOUNTANTS Authorized to practise public accounting by the Chartered Professional Accountants of Ontario

SocialPlay USA, Inc.

BALANCE SHEETS

	December 31, 2017	December 31, 2016

Current assets
Cash	6,157	2,865
Deposits for investments [Note 6]	130,000	—
Total assets	136,157	2,865

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts Payable	144,874	127,956
Accrued liabilities	63,182	60,391
Payable to related parties [Note 10]	133,817	133,817
Convertible promissory notes [Note 8]	128,737
Total Current Liabilities	470,610	322,164
Convertible promissory notes [Note 8]		107,629
Derivative Liabilities [Note 8]	—	318,234
Total Liabilities	470,610	748,027

Stockholders' deficiency
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively [Note 9]
Common stock, $0.001 par value, 200,000,000 shares authorized, 11,870,003 and 11,820,003 common shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively [Note 9]	11,870	11,820
Additional paid-in capital	1,421,271	678,680
Shares to be issued [Note 9]	348,000	228,000
Accumulated deficit	(2,115,594)	(1,663,662)
Total stockholders' deficiency	(334,453)	(745,162)
Total Liabilities and stockholders deficiency	136,157	2,865

Commitments [Note 13]

Subsequent events [Note 14]

See accompanying notes

SocialPlay USA, Inc.

STATEMENTS OF OPERATIONS

	December 31, 2017	December 31, 2016

Revenue	—	—

Expenses
Legal and professional fees	43,364	44,188
Advertising and promotion	90,998	5,000
Consulting fees - Investor relations	51,059	245,087
Transfer agent fees	19,985	19,339
Directors' fees	—	15,000
Other operating expenses	20,868	9,746
Total operating expenses	226,274	338,360
Forgiveness of debt [Note 11]	—	(62,500)
Interest and bank charges	51,387	29,170
Accretion of discount on convertible notes [Note 8]	150,746	52,512
Day-one derivative loss [Note 8 and 9]	30,579	—
Licensing fees [Note 7]	120,000	228,000
Gain on extinguishment of debt [Note 8]	(550,962)	(11,462)
Change in fair value of derivatives [Note 8 and 9]	423,908	18,819
Loss before income taxes	(451,932)	(592,899)
Income taxes	—	—
Net loss for the year	(451,932)	(592,899)
Loss per share, basic and diluted	(0.0381)	(0.0503)
Weighted average number of common shares outstanding	11,857,480	11,798,962

See accompanying notes

SocialPlay USA, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Additional paid in capital	Shares to be issued		Accumulated deficit		Total
	Shares	Amount		Shares	Amount
As at December 31, 2015	11,720,000	$11,720	$545,280	—	$—	$(1,070,76	3)	(513,763)
Shares issued to Ten West Holding as consideration for advisory services [Note 9]	100,003	100	133,400	—	—	—		133,500)
Shares to be issued [Note 9]	—	—	—	200,000	228,000	—		228,000
Loss for the year	—	—	—	—	—	(1,592,899)		(1,592,899)
As at December 31, 2016	11,820,003	$11,820	$678,680	200,000	$228,000	$(1,663,662)		$(745,162)

Shares issued to Ten West Holding as consideration for advisory services [Note 9]	50,000	50	23,950	—	—	—		24,000

Shares to be issued [Note 9]	—	—	—	200,000	120,000	—		120,000

Beneficial conversion features transferred to equity	—	—	718,641	—	—	—		718,641
Loss for the year	—	—	—	—	—	(451,932)		(451,932)
As at December 31, 2017	11,870,003	11,870	1,421,271	400,000	348,000	(2,115,594)		(334,453)

See accompanying notes

SocialPlay USA, Inc.

STATEMENTS OF CASH FLOWS

Statement of Cash Flows	December 31, 2017	December 31, 2016

Operating Activities
Net loss for the year	(451,932)	(592,899)
Shares issued for services	24,000	133,500
Interest expense - accretion of convertible notes	150,746	52,512
Day-one derivative loss [Note 8]	30,579	—
License fees [Note 7]	120,000	228,000
Change in fair value of derivatives [Note 8]	423,908	18,819
Forgiveness of debt	—	(62,500)
Gain on extinguishment of debt	(550,962)	(11,462)
Net change in non-cash working capital balances:
Prepaid expenses	—	26,210
Accounts payable and accrued liabilities	52,453	98,166
Payable to related parties	—	2,000
Cash used in operating activities	(201,208)	(107,654)

Investing Activities
Deposits made for investments	(130,000)	—
Cash used in investing activities	(130,000)	—

Financing Activities
Proceeds from issuance of convertible promissory notes	334,500	110,450
Cash provided by financing activities	334,500	110,450

Net increase in cash during the year	3,292	2,796
Cash, beginning of year	2,865	69
Cash, end of year	6,157	2,865
Supplemental disclosure with respect to cash flows:
Cash paid for income taxes
Cash paid for interest

See accompanying notes

SocialPlay USA, Inc.

Notes to Financial Statements

As of December 31, 2017

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

3. GOING CONCERN

The Company’s financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs. The Company had an accumulated deficit of $2,115,594 and a working capital deficit of $334,453 as of December 31, 2017. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas involving significant estimates and assumptions include valuation of certain financial instruments, valuation allowance for deferred tax assets, accruals, and going concern assessment.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Actual results could materially differ from those estimates.

SocialPlay USA, Inc.

Notes to Financial Statements

As of December 31, 2017

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2017 and 2016.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2017 and 2016.

Income Taxes

The Company provides for federal and provincial income taxes payable, as well as for those deferred because of the timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2017 and 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2017 and 2016, there are no outstanding dilutive securities.

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

Valuation of Derivatives

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. The Company analyzed the derivative financial instruments (the Convertible Notes), in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard ASC 820 set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

As of December 31, 2017

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

SocialPlay USA, Inc.

Notes to Financial Statements

As of December 31, 2017

5. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

In May 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-09, Compensation – Stock Compensation (Topic 718). The amendments in this ASU require that the company apply modification accounting when the company changes the terms or conditions of a share-based payment award. The amendments in this Update apply to all companies. They became effective for public business entities in the annual period ending after December 15, 2017, and interim periods within those fiscal years, with early application permitted. Management does not expect to have a significant impact of this ASU on the Company’s financial statements.

In July 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815).

I.	Accounting for Certain Financial Instruments with Down Round Features

II.	Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception

The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

The amendments in this Update apply to all companies. Part I becomes effective for public business entities in the annual period ending after December 15, 2018, and interim periods within those fiscal years, with early application permitted. Management does not expect to have a significant impact of this ASU on the Company’s financial statements. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.

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

In November 2015, an accounting pronouncement was issued by the FASB to simplify the presentation of deferred income taxes within the balance sheet. This pronouncement eliminates the requirement that deferred tax assets and liabilities are presented as current or noncurrent based on the nature of the underlying assets and liabilities. Instead, the pronouncement requires all deferred tax assets and liabilities, including valuation allowances, be classified as noncurrent. This pronouncement is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted this pronouncement on January 1, 2017, and the adoption did not have a material impact on the financial position and/or results of operations.

In May 2014, an accounting pronouncement was issued by the FASB to clarify existing guidance on revenue recognition. This guidance includes the required steps to achieve the core principle that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This pronouncement is effective for fiscal years and interim periods beginning after December 15, 2017, with early adoption permitted. The guidance permits the use of one of two retrospective transition methods. The Company will adopt the standard on March 1, 2018 using the modified retrospective method. The adoption of this pronouncement is not expected to have a material impact on the combined financial position and/or results of operations.

6. DEPOSITS FOR INVESTMENT

On March 11, 2017, the Company entered into a binding Letter of Intent (LOI) with Spot and Pay, Inc., a Nevada Corporation (“Spot and Pay”). The LOI contemplated provision of an option to the Company, to purchase 100% equity of such company. The Company has made a deposit of $50,000 as the first stage in the acquisition. On April 9, 2018, the Company entered into a definitive Share Exchange and Funding Agreement (See Note 14 – Subsequent Events) with Spot and Pay. Under the Agreement, the Company is acquiring a 90% ownership stake in Spot and Pay.

On May 30, 2017, the Company entered into a binding LOI with a certain corporation. The LOI contemplates acquisition of a 33% ownership interest in the corporation for an agreed total purchase price. The Company has made a deposit of $50,000 as the first stage in the acquisition, however, no formal and definitive acquisition agreement has been entered into yet.

On November 8, 2017, the Company entered into a binding LOI with a certain corporation. The LOI contemplates acquisition of a 33% ownership interest in the corporation for an agreed total purchase price. The Company has made a deposit of $30,000 as the first stage in the acquisition, however, no formal and definitive acquisition agreement has been entered into yet.

When the Company signs definitive acquisition agreements, the above two deposits will be treated as investments under the guidance available in US GAAP.

SocialPlay USA, Inc.

Notes to Financial Statements

As of December 31, 2017

7. LICENSING FEES

Pursuant to Exclusive License Agreement dated May 21, 2015 with a related party, the Company acquired an exclusive license to develop, market and sell products and services based upon any and all intellectual property. The initial term of this Agreement was five years. This Agreement may be renewed for an additional five year term upon written notice to be given by the Company no later than thirty days prior to the expiration of the initial term. In consideration for the license granted hereunder, the Company issued to the related party 1,000,000 (200,000 after reverse split) shares of common stock. In addition, the Company shall issue 1,000,000 (200,000 after reverse split) shares of common stock on or before each anniversary of this Agreement for so long as it shall remain in effect. The Company also agreed to make payments totaling $120,000 to the third party through an agreed payment schedule.

As technological feasibility has not been achieved, the Company recognizes expense at the end of each anniversary (triggering event) for the shares to be issued, the fair value of which to be determined based on the market price of the share on anniversary day as further explained in note 9 to the financial statements.

The Company has recorded 400,000 common shares to be issued and the related license fee expense as explained in Note 9.

8. CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES

The outstanding convertible promissory notes as at December 31, 2017 represent obligations of the Company to CMGT Inc. (CMGT). On January 11, 2016, the Company consolidated all of its obligations to CMGT under a single Convertible Promissory Note due June 1, 2018 (the “Note”) and recognized gain on extinguishment of debt amounting to $11,462. The Note bears interest at a rate of ten percent (10%) per year, with all principal and interest due on or before June 1, 2018. Under the Note, the Company is obligated to pay quarterly payments of interest only commencing March 31, 2016. The Company may prepay the Note in whole or in part without penalty. The Note is convertible at a price equal to sixty percent (60%) of the market price for its common stock, which is defined as the average of the lowest three closing bid prices for the common stock in the ten trading days preceding the conversion. The conversion price of the Note is also subject to adjustment in the event of certain stock issuances which are lower than the conversion price otherwise in effect at the time of the conversion. In addition, CMGT’s right to convert is limited such that no conversion can be made which would result in CMGT or its affiliates owning more than 4.99% of the issued and outstanding common stock of the Company following the conversion.

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

Post amendment, the Company carried out beneficial conversion feature analysis of all the notes and concluded that based on the intrinsic value of these notes, 100% face value of the above notes be transferred to additional paid-in-capital and these notes to be amortized using an effective interest rate over the remaining term.

SocialPlay USA, Inc.

Notes to Financial Statements

As of December 31, 2017

8. CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES (continued)

The movement in convertible notes principal amount, accreted value of notes and derivative liabilities are detailed below:

	Face value of notes	Cumulative discount on notes	Accreted value of notes	Derivative liabilities
	$	$	$	$
Balances as at December 31, 2016	351,397	—	107,629	318,234
Issuance of notes during Q1 2017	37,000	—	2,247	34,753
Conversion of accrued interest	32,744	—	32,744	—
Day-one derivative losses	—	—	—	13,486
Adjustment of unamortized discount on extinguishment	—	—	(148,697)	148,697
Loss on extinguishment of debt	—	—	—	116,703
Accretion expense	—	—	18,228	—
Change in fair value of derivatives	—	—	—	132,387
Balances as at March 31, 2017	421,141		12,151	764,260
Pre-Amendment (End of Derivatives)
Issuance of note	15,000	—	—	—
Full discount recognized on the note	—	—	—	15,000
Day-one derivative loss on the note	—	—	—	17,093
Change in fair value of derivatives	—	—	—	291,521
Accretion expense	—	—	3,781	—
Balance, pre-amendment	436,141	—	15,932	1,087,874
Transfer due to end of derivatives	—	—	420,209	(420,209)
Gain on extinguishment	—	—	—	(667,665)
Balance, post-amendment	436,141	—	436,141	—
Issuances of notes after amendment	137,500	—	137,500	—
Beneficial conversion feature – Transferred to equity	—	573,641	(573,641)	—
Accretion expense	—	(33,402)	33,402	—
Balances as at September 30, 2017	573,641	540,239	33,402	—

Issuances of notes after amendment	145,000	—	137,500	—
Beneficial conversion feature – Transferred to equity	—	145,000	(145,000)	—
Accretion expense	—	(95,335)	95,335	—
Balances as at December 31, 2017	718,641	589,904	128,737

As of December 31, 2017, total principal due under the Note was $718,641, and accrued interest totaled $47,202 (which is included in accrued liabilities) (December 31, 2016: $351,397 and $27,805).

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

Notes to Financial Statements

As of December 31, 2017

9. STOCKHOLDERS’ DEFICIENCY

Authorized:

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

As at December 31, 2017 and December 31, 2016, there were 11,870,003 and 11,820,003 shares of common stock, respectively, issued out of the authorized 200,000,000 common shares.

Shares to be issued:

As at December 31, 2017, shares to be issued amounting to $348,000 (400,000 shares) comprise of:

During the year ended December 31, 2016, the Company recognized as expense, licensing fee of $228,000 representing the fair value of additional 1,000,000 (200,000 after reverse split) shares to be issued under the agreement (as explained in Note 7), valued at the market price of $1.14 per share.

During the year ended December 31, 2017, the Company recognized as expense, licensing fee of $120,000 representing the fair value of additional 200,000 shares to be issued under the agreement (as explained in Note 7), valued at the market price of $0.6 per share on May 19, 2017.

10. RELATED PARTY TRANSACTIONS

On April 27, 2015, the Company entered into an Exclusive License Agreement (the “License Agreement”) with a related party Social Play, Inc. (“Social Play”). Under the Agreement, the Company has been granted the exclusive rights within the U.S. and Canada to develop, market and sell products and services based upon Social Play’s patent-pending “SP Cloud Goods” system.

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

Accounts payable and accrued liabilities include the following balances, which are unsecured, non-interest bearing and have no set repayment term, owed to related parties:

	December 31, 2017	December 31, 2016
Owed to former Director Lucie Letellier for Director fees	50,750	50,750
Owed to shareholder company, Social Play, Inc, as remaining balance for license agreement	83,067	83,067
	133,817	133,817

Office space and services are provided without charge by an officer and director of the Company. Such costs are not significant to the financial statements and, accordingly, have not been reflected therein.

Other than disclosed elsewhere in the financial statements, the only related party transaction during the years ended December 31, 2017 and 2016 were fees charged by directors amounting to $nil and $15,000, respectively.

SocialPlay USA, Inc.

Notes to Financial Statements

As of December 31, 2017

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

12. INCOME TAXES

Income taxes

The Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017 reduces the US federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, the Company has not completed the accounting for the tax effects of enactment of the Act; however, as described below, it has made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change.

The provision for income taxes differs from that computed at US corporate tax rate of approximately 21% (2016: 21%) as follows:

	2017	2016
Net loss for the year	$(124,509)	$(94,906)
Tax effect of expenses not deductible for income tax:
Annual effect of book/tax differences	47,327	36,597
Change in valuation allowance	77,182	58,309
	—	—

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

Net deferred tax assets consist of the following components as of December 31, 2017:

Deferred Tax Assets - Non-current:	2017	2016
Tax effect of NOL Carryover	$110,720	262,058
Cumulative change due to reduced rate	104,823	—
Less valuation allowance	(215,543)	(262,058)
Deferred tax assets, net of valuation allowance	$—	$—

At December 31, 2017, the Company had net operating loss carryforwards of approximately $1,026,397 (2016: $748,736) that may be offset against future taxable income from the year 2018 to 2037. No tax benefit has been reported in the December 31, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

SocialPlay USA, Inc.

Notes to Financial Statements

As of December 31, 2017

13. COMMITMENTS

The Company has commitments to issue 1,000,000 (200,000 after reverse split) shares of common stock on or before each anniversary pursuant to Exclusive License Agreement dated May 21, 2015 as explained in note 7 to the financial statements.

14. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events up to June 15, 2018 the date the financial statements were issued, pursuant to the requirements of ASC Topic 855 and has determined the following subsequent events:

On April 9, 2018, the Company entered into a definitive Share Exchange and Funding Agreement (the “Agreement”) with Spot and Pay, Inc., a Nevada corporation (“Spot and Pay”). Under the Agreement, the Company is acquiring a 90% ownership stake in Spot and Pay. Spot and Pay is developing a mobile payment application that is used in connection with third party QR codes that have been generated for specific uses; i.e. individual consumer products, specific services or group of services offered to the general public, B2B product and service offerings, monetary donations to charitable organizations, and quick and easy bill payments on recurring monthly accounts. Following this acquisition, the Company’s software development plan will include a substantially more robust proprietary platform wallet feature that will allow users to create their own wallet so that they may buy and sell bitcoin and other cryptocurrencies directly from the Spot & Pay platform. The Company’s wallet feature will also provide seamless abilities to transfer money within the Spot & Pay user network instantly from one account to another without any processing delays.

Under the Agreement, the Company acquired 90% of the outstanding capital stock of Spot and Pay from its founder and sole shareholder, Karthikeyan Mani. In exchange, the Company has agreed to issue Mr. Mani 500,000 shares of the common stock of the Company. The Company has agreed to provide a total of $300,000 in funding for development of the Spot & Pay platform. The $300,000 includes $50,000 paid previously to Spot and Pay, together with an additional $250,000 to be paid in one or more tranches over the next 180 days. The Spot & Pay platform as developed after the Agreement will be considered work-for-hire belonging to SocialPlay USA, Inc. Mr. Mani and Spot and Pay will use their best efforts to develop the mobile payment platform, with Mr. Mani to be bound by a two-year non-competition agreement following the conclusion of such efforts. In the event that the Company fails to fund the full $300,000 within 180 days from the Agreement, the Spot and Pay shares acquired by the Company and the Company’s shares issued to Mr. Mani will be returned in part based on a sliding scale set forth in the Agreement.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred that require disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2017.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the year ended December 31, 2017.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of December 31, 2017.

Management believes that the lack of a functioning audit committee results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

There were no changes in our internal control over financial reporting during the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of June 1, 2018.

Name	Age	Position(s) and Office(s) Held
Robert Rosner	53	Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Robert Rosner was appointed our President, Chief Executive Officer and Director on August 22, 2016. From September 2011 to the present, Mr. Rosner has served as President, CEO and currently Secretary of Lyynks Inc., a North Hollywood, California based software development firm. From August of 2003 through May of 2011, Mr. Rosner served as President, CEO, and a Director of Watair, Inc., and atmospheric water technology firm. From June of 1996 through March of 2003, he was President and a Director of Fortuna Silver Mines Inc., a precious metals mining company listed on the TSX and NYSE exchanges. Mr. Rosner has twenty-five continuous years acting as an officer and/or director of numerous U.S. and Canadian public companies, serving primarily in the reporting compliance, oversight and fiduciary capacities, as well as directing corporate activities. He is proficient with all aspects of SEC and Canadian Securities rules and regulations, including filing and reporting requirements with both EDGAR and SEDAR. His public company executive and management experience spans the software development and social media sectors, natural resources and oil and gas, as well as high tech and consumer goods. Mr. Rosner has authored sales and marketing books, and developed and led sales leadership training programs.

Directors

The Company’s Bylaws provide that our number of directors shall be determined by resolution of the board of directors. We currently have one (1) director.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Other Key Personnel

Other than our officers and directors, we currently have no other significant employees.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading.

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

Code of Ethics

As of December 31, 2017, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2017, and 2016:

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years ended December 31, 2017 and 2016, for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[3]	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Rosner, CEO, CFO, and Director	2017	$0	$0	0	0	0	0	0	$0
Chitan Mistry, CEO, CFO, and Director	2016	$15,000	0	0	0	0	0	0	$15,000

Narrative Disclosure to the Summary Compensation Table

During the fiscal year ended December 31, 2017, our executive officers earned the compensation set forth above. Due to cash constraints, we were unable to pay the salaries earned, and they have been included in our accounts payable and accrued liabilities.

Stock Option Grants

We have not granted any stock options to the executive officers since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2017.

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

Director Compensation

The table below summarizes all compensation of our directors as of the fiscal year ended December 31, 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of June 1, 2018, the number of shares of common stock of our Company that are beneficially owned. The percentages below are calculated based on 11,870,003 shares of our common stock issued and outstanding as of June 1, 2018.

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

3.                  Our accounts payable and accrued liabilities as of December 31, 2017 include the following balances owed to related parties:

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31,	Audit and Audit Related Services	Tax Fees	Other Fees
2017	$8,800	$—	$—
2016	$15,800	$—	$—

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation(4)
3.3	Bylaws(1)
3.4	Certificate of Designation for Series A Preferred Stock(6)
10.1	Exclusive License Agreement with Social Play, Inc.(2)
10.2	Investor Relations Consulting Agreement with Robert Farrill(3)
10.3	Investor Relations Consulting Agreement with DMM Enterprise, LLC(3)
10.4	Convertible Promissory Note with CMGT, Inc.(5)
10.5*	Corporate Advisory Services Agreement - Ten West Holding Inc.
10.6	Letter of Intent re: Spot and Pay, Inc.(6)
10.7	First Amendment to Convertible Promissory Note with CMGT, Inc.(7)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL)

(1)	Incorporated by reference to Registration Statement on Form S-1 filed February 4, 2014
(2)	Incorporated by reference to Current Report on Form 8-K filed May 21, 2015
(3)	Incorporated by reference to Current Report on Form 8-K filed June 12, 2015
(4)	Incorporated by reference to Current Report on Form 8-K filed July 2, 2015
(5)	Incorporated by reference to Current Report on Form 8-K filed April 12, 2016
(6)	Incorporated by reference to Quarterly Report on Form 10-Q filed March 31, 2017
(7)	Incorporated by reference to Current Report on Form 8-K filed February 27, 2017
*	Filed herewith
**	These interactive data files are deemed “furnished” and not “filed.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SocialPlay USA, Inc.

By: /s/ Robert Rosner Robert Rosner

Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and sole Director
Date: June 18, 2018

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Robert Rosner Robert Rosner

Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and sole Director
Date: June 18, 2018

